Form 10-Q
period 1996-06-30
DIGITAL BIOMETRICS INC
filed 1996-08-14
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                       or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to

     Commission File Number: 0-18856


                            DIGITAL BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                            41-1545069
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


5600 Rowland Road, Minnetonka, Minnesota                              55343
(Address of principal executive offices)                            (Zip Code)


                                 (612) 932-0888
              (Registrant's telephone number, including area code)


N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [x] Yes [ ] No


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value        July 31, 1996 - 10,716,997 shares
               (Class)                              (Outstanding)



                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1996
                                      INDEX

PART I - FINANCIAL INFORMATION:
                                                                         PAGE
         ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)
                           BALANCE SHEETS                                 3
                           STATEMENTS OF OPERATIONS                       4
                           STATEMENTS OF CASH FLOWS                       5
                           NOTES TO FINANCIAL STATEMENTS                  6

         ITEM 2.      MANAGEMENT'S DISCUSSION AND                         13
                      ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION:

         ITEM 1.           LEGAL PROCEEDINGS                              20

         ITEM 6. (a)    EXHIBITS                                          20
                 (b)    REPORTS ON FORM 8-K                               20


SIGNATURES                                                                21

EXHIBIT 11            STATEMENT RE:  COMPUTATION OF LOSS                  22
                      PER SHARE

EXHIBIT 27            FINANCIAL DATA SCHEDULE

TENPRINTER(R) and the Company's mechanical hand logo have been registered as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the TRAK-21TM and SQUIDTM trademark. In addition, FC-5TM, FC-6TM, FC-7TM, FC-11TM, FC-21TM and FC-22TM are trademarks of the Company.


                            DIGITAL BIOMETRICS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                                                  June 30,       September 30,
                                                                                   1996              1995
                                                                               ------------      -------------
Current assets:
     Cash and cash equivalents (note 2)                                        $  1,105,405      $    367,866
     Receivable from issuance of convertible debentures (note 7)                       --          10,109,750
     Accounts receivable, less allowance for doubtful accounts of $156,364
         and $111,000, respectively                                               5,426,189         4,494,301
     Inventories (note 4)                                                         4,911,117         1,875,682
     Prepaid expenses and other costs                                               196,919           144,925
                                                                               ------------      ------------
         Total current assets                                                    11,639,630        16,992,524
                                                                               ------------      ------------

Property and equipment                                                            2,418,792         1,639,319
     Less accumulated depreciation and amortization                                (982,676)         (745,602)
                                                                               ------------      ------------
                                                                                  1,436,116           893,717
                                                                               ------------      ------------

Marketable securities (notes 2 and 3)                                             5,782,339         5,780,707
Patents, trademarks, copyrights and licenses, net of accumulated
     amortization of $834,951 and $610,282, respectively                            736,800           934,468
Deferred issuance costs on convertible debentures, net of accumulated
     amortization of $155,467 and $0, respectively (note 7)                         155,034           850,250
                                                                               ------------      ------------
                                                                               $ 19,749,919      $ 25,451,666
                                                                               ============      ============


Current liabilities:
     Accounts payable                                                          $  1,016,990      $    461,331
     Line of credit advances (note 5)                                                  --           1,450,000
     Deferred revenue                                                             1,078,445           542,758
     Accrued expenses                                                             1,160,558         1,044,745
                                                                               ------------      ------------
         Total current liabilities                                                3,255,993         3,498,834

Convertible debentures (note 7)                                                   2,565,331        10,787,107
                                                                               ------------      ------------
         Total liabilities                                                        5,821,324        14,285,941
                                                                               ------------      ------------

Stockholders' equity (note 8):
     Common stock, $.01 par value. Authorized, 20,000,000 shares; issued
         and outstanding 10,716,997 and 7,833,633 shares, respectively              107,170            78,336
     Additional paid-in capital                                                  37,615,738        29,138,225
     Unrealized losses on marketable securities (notes 2 and 3)                    (171,699)         (176,477)
     Deferred compensation                                                         (144,171)         (216,684)
     Notes receivable from sale of common stock                                    (297,173)         (297,173)
     Accumulated deficit                                                        (23,181,270)      (17,360,502)
                                                                               ------------      ------------
         Total stockholders' equity                                              13,928,595        11,165,725

Commitments (note 9)
                                                                               ------------      ------------
                                                                               $ 19,749,919      $ 25,451,666
                                                                               ============      ============

See accompanying notes to financial statements.


                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended                 Nine Months Ended
                                                             June 30,                           June 30,
                                                      1996              1995              1996             1995
                                                  ------------      ------------      ------------     -------------
Sales:
     Identification systems                       $    662,233      $    890,514      $  3,715,938      $  5,314,996
     Maintenance and other services                    383,454           311,390         1,107,794           890,430
Other                                                     --           1,800,000              --           1,800,000
                                                  ------------      ------------      ------------      ------------
         Total                                       1,045,687         3,001,904         4,823,732         8,005,426
                                                  ------------      ------------      ------------      ------------

Cost of sales:
     Identification systems                            406,686           471,334         1,907,364         2,596,774
     Maintenance and other services                    569,118           478,011         1,504,263         1,194,562
Other                                                     --             588,654              --             588,654
                                                  ------------      ------------      ------------      ------------
         Total                                         975,804         1,537,999         3,411,627         4,379,990
                                                  ------------      ------------      ------------      ------------
     Gross margin                                       69,883         1,463,905         1,412,105         3,625,436
                                                  ------------      ------------      ------------      ------------

Selling, general and administrative expenses:
     Sales and marketing                               558,686           567,008         1,679,832         1,645,970
     Engineering and development                     1,079,246           738,467         3,204,244         1,718,257
     Depreciation and amortization                     136,977           136,463           430,219           387,478
     General and administrative                        770,229           447,176         1,745,854         1,140,350
                                                  ------------      ------------      ------------      ------------
         Total expenses                              2,545,138         1,889,114         7,060,149         4,892,055
                                                  ------------      ------------      ------------      ------------

Loss from operations                                (2,475,255)         (425,209)       (5,648,044)       (1,266,619)

Interest income                                        125,239            91,646           496,369           286,531
Interest expense                                      (116,734)          (11,468)         (669,093)          (21,476)

                                                  ------------      ------------      ------------      ------------
         Net loss                                 $ (2,466,750)     $   (345,031)     $ (5,820,768)     $ (1,001,564)
                                                  ============      ============      ============      ============

Loss per common share                             $      (0.23)     $      (0.04)     $      (0.65)     $      (0.13)
                                                  ============      ============      ============      ============

Weighted average common shares outstanding
                                                    10,565,580         7,830,886         9,011,169         7,807,577
                                                  ============      ============      ============      ============

See accompanying notes to financial statements.


                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                                               June 30,
                                                                   -------------------------------
                                                                       1996               1995
                                                                   -------------     -------------
Cash flows from operating activities:
         Net loss                                                  $ (5,820,768)     $ (1,001,564)
         Adjustments to reconcile net loss to net cash used in
         operating activities:
                  Provision for doubtful accounts receivable             45,364            39,000
                  Provision for technological obsolescence                 --             486,738
                  Deferred compensation amortization                    144,513           159,752
                  Depreciation and amortization                         653,457           416,581
                  Loss on disposal of fixed assets                        7,773              --
                  Interest expense on convertible debentures            478,335              --
         Changes in operating assets and liabilities:
                  Accounts receivable                                  (977,252)       (1,392,045)
                  Inventories                                        (3,035,435)           11,907
                  Prepaid expenses                                      (51,994)          (52,797)
                  Accounts payable                                      555,659          (161,615)
                  Deferred revenue                                      535,687           (74,708)
                  Accrued expenses                                       46,575          (213,783)
                                                                   ------------      ------------
         Net cash used in operating activities                       (7,418,086)       (1,782,534)
                                                                   ------------      ------------

Cash flows from investing activities:
         Purchase of property and equipment                            (792,123)         (399,941)
         Sale of marketable securities                                     --             686,909
         Patents, trademarks, copyrights and licenses                   (27,002)          (95,847)
                                                                   ------------      ------------
         Net cash  (used in) provided by investing activities          (819,125)          191,121
                                                                   ------------      ------------

Cash flows from financing activities:
         Exercise of warrants and options                               315,000            70,855
         Issuance of convertible debentures                          10,109,750              --
         Line of credit (payments) advances                          (1,450,000)        1,275,000
                                                                   ------------      ------------
         Net cash provided by financing activities                    8,974,750         1,345,855
                                                                   ------------      ------------

Increase (decrease) in cash and cash equivalents                        737,539          (245,558)

Cash and cash equivalents at beginning of period                        367,866           592,971
                                                                   ------------      ------------

Cash and cash equivalents at end of period                         $  1,105,405      $    347,413
                                                                   ============      ============

See accompanying notes to financial statements.



                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Digital Biometrics, Inc., (the Company) was incorporated in Minnesota in May, 1985 and reincorporated in Delaware in December, 1986. The Company is a developer, manufacturer and marketer of identification products based on electro-optical imaging technologies. The Company's principal product, the TENPRINTER(R) system is a computer-based, inkless "live-scan" fingerprint system that electronically reads a fingerprint and creates a digital image, which can then either be printed on an attached printer or transmitted electronically to a central printing or storage site. The TENPRINTER system is designed for use by, and is being actively marketed to, law enforcement agencies and other organizations requiring a high resolution fingerprint image for identification cards or similar applications.

         The Company's performance in any one quarter is not necessarily indicative of sales trends or future performance. The nature of the law enforcement market and the government procurement process are expected to continue to produce an irregular and unpredictable revenue cycle for the Company.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

(2) ACCOUNTING POLICIES

INVENTORY

         Inventory is valued at standard cost which approximates the lower of first-in, first-out (FIFO) cost or market.

MARKETABLE SECURITIES

         Marketable securities consist primarily of collateralized mortgage backed securities. Net realized and unrealized gains and losses are determined on the specific identification cost basis (see note 3). Unrealized gains and losses are reflected as a separate component of stockholders' equity. Realized losses on sales of marketable securities are reported as a reduction in interest income. There were no realized losses on sales of marketable securities for the three-month periods ended June 30, 1996 or 1995.

PROPERTY AND EQUIPMENT

         Furniture and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives, generally 3 to 5 years. Leasehold improvements are amortized over the estimated useful life of the asset or lease term, whichever is shorter.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

         Costs associated with patents, trademarks and copyrights are capitalized and amortized over sixty months or the remaining life of the patent, trademark or copyright, whichever is shorter. The cost of software licenses related to purchased software are capitalized and amortized over thirty-six months or the life of the license, whichever is shorter. Management periodically assesses the amortization period and recoverability of the carrying amount of intangible assets based upon an estimation of their value and future benefits of the recorded asset. Management has concluded that the carrying amount of the intangible assets is realizable.

WARRANTY COSTS

         Estimated product warranty costs are accrued at date of shipment.

REVENUE AND REVENUE RECOGNITION

         The Company's identification system sales include the delivery of integrated hardware and software. Revenues from system sales are generally recognized on the date of shipment. The Company's standard terms of sale are payment due net in thirty days, f.o.b. Digital Biometrics, Inc. Terms of sale and shipment for certain procurements by municipal or other government agencies may, however, be subject to negotiation. In cases where the Company is required to purchase a performance bond or to deposit collateral in accordance with the terms of a contract, the Company's policy is to defer revenues under such contracts until the amount shipped exceeds the amount of the performance collateral or until the security is released by the bonding company. Maintenance revenues are recognized over the life of the contract on a straight-line basis. Maintenance costs are expensed as incurred.

          The Company's performance for any period is not necessarily indicative of sales trends or future performance. The nature of the law enforcement market and the government procurement process are expected to continue to produce an irregular and unpredictable revenue cycle for the Company.

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 61% of customer accounts receivable at June 30, 1996 were from government agencies, of which 59% was from a single customer. Approximately 39% of customer accounts receivable at June 30, 1996 were from non-government agencies, of which 83% was from a single customer.

         For the three-month period ended June 30, 1996, sales to one customer accounted for 19% of total sales. Sales to two customers during the three-month period ended June 30, 1995 accounted for 60% and 10% of period total sales. For the nine-month period ended June 30, 1996, sales to two customers accounted for 30% and 10% of total sales. Sales to three customers during the nine-month period ended June 30, 1995 accounted for 25%, 22% and 10% of period total sales. Export sales were less than 1% for the three-month period ended June 30, 1996 and 60% for the same period in 1995. Export sales were 25% for the nine-month period ended June 30, 1996 and 24% for the same period in 1995.

ENGINEERING AND DEVELOPMENT ARRANGEMENTS

         Engineering and development costs are expensed as incurred. Engineering and development expenses for the three-month period ended June 30, 1995 are net of reimbursements of $164,000 from a company with which there is a teaming agreement on an international development project. Engineering and development expenses for the nine-month periods ended June 30, 1996 and 1995 are net of reimbursements of $462,000 and $599,000, respectively.

STATEMENT OF CASH FLOWS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents include primarily U.S. Government money market funds and A-1, P-1 rated commercial paper.

        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                       Nine Months Ended
                                                            June 30,
                                                       1996          1995
                                                      --------     -------

        Cash paid during the period for interest      $9,866       $21,746
                                                      ========     =======

       For supplemental disclosure of non-cash investing and financing activities see notes 7 and 8.

NET LOSS PER COMMON SHARE

         Net loss per common share is determined by dividing the net loss by the weighted average number of shares of common stock. Common share equivalents have been excluded from the computation of net loss per share as their effect is anti-dilutive.

INCOME TAXES

         Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amount and tax basis of assets and liabilities.

(3) MARKETABLE SECURITIES

         Investments in marketable securities have maturities ranging from 2005 to 2016.The unrealized loss for available-for-sale marketable securities is as follows.

                                      June 30,       September 30,
                                        1996              1995
                                     -----------     -------------

             Fair market value       $5,782,339       $5,780,707
             Amortized cost           5,954,038        5,957,184
                                     ===========      ==========
             Unrealized loss         $ (171,699)      $ (176,477)
                                     ===========      ==========

(4) INVENTORIES

         Inventory is valued at standard which approximates the lower of first-in, first-out (FIFO) cost or market. Inventories consist of the following.

                                        June 30,        September 30,
                                          1996              1995
                                       ----------      -------------

             Raw materials             $3,076,062       $1,187,955
             Work in process            1,292,211          197,947
             Finished goods               542,844          489,780
                                       ==========       ==========
                                       $4,911,117       $1,875,682
                                       ==========       ==========


         Certain of the Company's components used in the manufacture of its TENPRINTER system are currently supplied by a single vendor. Secondary sourcing is not expected to be available for the next several months. Delays in product deliveries to customers may occur should the supplier be unable to deliver the components.

(5) LINE OF CREDIT

         The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate (8.25% on June 30, 1996), is payable upon demand. The line expires in March 1997. There were no amounts borrowed under the line at June 30, 1996.

         The Company has a $4,000,000 line of credit with Norwest Bank Minnesota N.A. Borrowings under this line of credit are secured by marketable securities and are limited to the amount of marketable securities held as collateral by the bank. Borrowings under the line bear interest at the prime rate (8.25% on June 30, 1996) and are payable upon demand. The line and expires in May 1997. There were no amounts borrowed under the line at June 30, 1996.

(6) ACCRUED EXPENSES

           Accrued expenses consist of:

                                              June 30,      September 30,
                                                1996             1995
                                             ----------     -------------

                   Salaries                  $  178,595      $  127,281
                   Vacation                     136,668         105,734
                   Interest                     163,914           2,799
                   Payroll taxes                197,422         500,000
                   Sales taxes                   13,351          34,818
                   Warranty                      60,800          58,100
                   Professional services        264,053          21,392
                   Other                        145,755         194,621
                                             ===========     ===========
                                             $1,160,558      $1,044,745
                                             ===========     ===========

 (7) CONVERTIBLE DEBENTURES

         On September 29, 1995, the Company completed a private placement to offshore accredited investors of $10,900,000 of 8% Convertible Debentures due September 29, 1998 (the "Debentures"). Net proceeds to the Company after placement fees but before legal and other expenses were $10,109,750. The Debentures are convertible one third after 45 days, one third after 75 days and one third after 105 days at the option of the Debenture holder. The Company has the right to redeem the debentures prior to conversion. The conversion price is equal to the lesser of $7.00 per common share or 85% of the average trading price for any five consecutive trading days before conversion. Interest accrued on the Debentures is payable in common stock at the time of conversion at the conversion price as described above. In addition to a cash placement fee, a warrant to purchase 112,893 shares of the Company's common stock at $8.40 per share was granted to the placement agent for this offering. The warrant was valued at $112,893, which is reflected as a discount on the Debentures and is being amortized as interest expense over the term of the Debentures. Net proceeds to the Company are being used for working capital, product development and other general corporate purposes.

         As of June 30, 1996, the Company has issued 2,691,577 shares of common stock for the conversion of principal aggregating $8,250,000 of the 8% Convertible Debentures plus $281,000 of accrued interest at an average conversion price of $3.17 per share.

(8) STOCKHOLDERS' EQUITY

         Effective December 31, 1995 the Company issued 16,831 shares of common stock to satisfy the Company's discretionary matching to employees electing participation in the Company's 401(k) retirement plan. This issuance increased common stock and additional paid-in capital by $94,674 and resulted in compensation expense of the same amount.

         Effective with their election at the annual stockholders' meeting held on February 21, 1996, the Company granted 17,456 shares of restricted common stock to its non-employee directors. The grant resulted in $72,000 in additional common stock issued and an equal amount of deferred compensation expense which is being amortized on a straight-line basis over the three-year restricted period.

         In December, 1995 and May, 1996 the Company granted discretionary stock option awards to certain of its officers and employees. The aggregate number of shares issuable upon exercise of these options is 110,500. These options are excisable at prices from $6.125 to $6.25 per share and expire in 2005 and 2006.

         In May, 1996 the Board of Directors adopted a Shareholder Rights Plan ("the Plan"). The Plan is designed to enable the Company and its Board of Directors to develop and preserve long term values for stockholders and to protect stockholders in the event an attempt is made to acquire control of the Company without an offer of fair value to all stockholders. Under the Plan, each stockholder of record beginning at the close of business on May 15, 1996, will receive as a dividend one right for each share of DBI common stock held.
The rights expire on April 30, 2006.

(9) LEASE COMMITMENTS

         The Company leases its primary office and production facility under an operating lease that expires in April, 2001. Annual base rent under the lease agreement is approximately $400,000, including a pro rata share for property taxes, maintenance and other operating expenses. The Company leases a separate sales and service office in Los Angeles, California under an operating lease that expires in August, 1996 and a sales office in Washington, D.C. on a year-to-year lease arrangement. Rent expense for the nine months ended June 30, 1996 and 1995 was $246,000 and $250,000, respectively.

(10) LITIGATION

         On June 1, 1995, the Company filed a complaint for patent infringement against Identix, Inc., of Sunnyvale, California, in the United States District Court for the Northern District of California. The complaint alleges that Identix has willfully and deliberately infringed a Company patent through the manufacture, use and/or sale of competing products. The complaint seeks, among other things, an injunction prohibiting further infringement as well as unspecified monetary damages. Identix has responded to the complaint alleging, among other purported defenses, non-infringement and patent invalidity. This lawsuit is in its discovery stage and any specific outcome is not yet determinable.

         There are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company develops, manufactures, assembles and markets identification systems based on electro-optical imaging technologies. Most of the Company's sales have been to state and local law enforcement agencies. To date, the Company's sales have consisted primarily of TENPRINTER systems and related peripheral equipment and software.

         The nature of the law enforcement market and the government procurement process is subject to budgetary, economic and political considerations which may vary significantly from state to state and among different agencies. These market characteristics, along with the recent and continuing development of the live-scan electronic fingerprint industry, have resulted in and are expected to continue to result in an irregular revenue cycle for the Company and any prediction of future trends is inherently difficult. The Company believes, however, that its principal product line, which is designed to be sold to law enforcement agencies, is a leader in its marketplace. To the extent that funds become available to such customers for procurement purposes, the Company should benefit from the continuing development of this market.

         The Company generally recognizes product sales on the date of shipment. The Company's standard terms of sale are payment due net in 30 days, f.o.b. the Company. Terms of sale and shipment for certain procurements by municipal or other government agencies may, however, be subject to negotiation. In cases where the Company is required to purchase a performance bond or to deposit collateral in accordance with the terms of a contract, the Company's policy is to defer recognition of revenues from such contracts until the amount shipped exceeds the amount of the performance collateral or until the security is released by the bonding company. Maintenance revenues are recognized over the life of the contract on a straight-line basis. Maintenance costs are expensed as incurred.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

         Total revenues were $1,046,000 for the three months ended June 30, 1996 compared with $3,002,000 for the same period in 1995. Identification system product sales were $662,000 in 1996 compared with $891,000 in 1995, a decrease of 26%. This decrease resulted primarily from a decrease in the number of TENPRINTER systems sold from 17 during the three-month period in the prior-year to 8 during the current-year period. The decrease in units sold is directly related to a transition during the quarter to a new generation "S Series" TENPRINTER system and a decision by management to delay deliveries of the new system to the last half of the current fiscal year. Initial deliveries are being scheduled to allow sufficient time for training of installation personnel as well as field service technicians.

         Product maintenance and service revenues were $383,000 for the three months ended June 30, 1996 compared with $311,000 for the same period in 1995. This increase is due primarily to a larger installed base of TENPRINTER systems.

         Other revenues for the three months ended June 30, 1995 include a one-time fee of $1,800,000 related to an international development project.

         For the three-month period ended June 30, 1996, sales to one customer accounted for approximately 19% of total sales. Sales to two customers during the three months ended June 30, 1995 accounted for approximately 60% and 10% of total sales.

         Overall gross margins for the three months ended June 30, 1996 were 7% as compared with 49% of sales for the same period in 1995. Gross margins on identification system sales were 39% in 1996 compared with 47% in 1995. This decrease was due primarily to higher manufacturing costs per TENPRINTER system produced. The higher cost per unit was due primarily to decreased economies of scale from the decreased number of systems manufactured and sold during the three-month period ended June 30, 1996.

         Product maintenance and service margins for the three months ended June 30, 1996 and 1995 were (48)% and (54)% of maintenance and support revenues, respectively. Costs of product maintenance and support are due primarily to building of base field service operations to accommodate maintenance of TENPRINTER systems now located in 37 states.

         Gross margins on revenues related to the international development project, net of resulting estimated costs of inventory technology obsolescence was 67% during the three-month period ended June 30, 1995. It is not anticipated that the contribution from international development projects of this type will continue.

         Sales and marketing expenses for the three-month period ended June 30, 1996 were 53% of total sales compared to 19% for the same three-month period in 1995. This increase is due primarily to the lower sales level and international marketing efforts. Engineering and development expenses were 103% of total sales for the three-month period ended June 30, 1996 compared to 25% for the same period a year ago. The 1996 increase is due primarily to the lower sales level and new product development efforts. Engineering and development expenses for the three-month period ending June 30, 1995 is net of reimbursements of $164,000 related to an international development project. General and administrative expenses for the three-month period ended June 30, 1996 were 74% of total sales compared to 15% for the same period in 1995. This increase is due primarily to the lower sales level and increased legal expenses related to the patent infringement lawsuit.

         Interest income increased to $125,000 for the three months ended June 30, 1996 from $92,000 for the same period in 1995, primarily due to cash received from the private placement of 8% convertible debentures issued on September 29, 1995.

         Interest expense increased to $117,000 for the three months ended June 30, 1996 from $11,000 for the same period in 1995, primarily due to accrued interest expense on the 8% convertible debentures issued on September 29, 1995.

         The Company incurred a net loss for the three-month period ended June 30, 1996 of $2,467,000 ($0.23 per share) as compared with $345,000 ($0.04 per share) for the same period in 1995.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

         Total revenues were $4,824,000 for the nine months ended June 30, 1996 compared with $8,005,000 for the same period in 1995. Identification system product sales were $3,716,000 compared with $5,315,000 in 1995. The number of TENPRINTER systems sold during the nine months ended June 30, 1996 were 48, compared to 68 in the prior-year period. Included in the 1996 sales were $1,178,000 for 12 systems and system add-ons sold to an international customer.

         Product maintenance and service revenues were $1,108,000 for the nine months ended June 30, 1996 compared with $890,000 for the same period in 1995. This increase is due primarily to a larger installed base of TENPRINTER systems.

         Other revenues for the three months ended June 30, 1995 include a one-time fee of $1,800,000 related to an international development project.

         For the nine-month period ended June 30, 1996, sales to two customers accounted for approximately 30% and 10% of total sales. Sales to three customers during the nine months ended June 30, 1995 accounted for approximately 25%, 22% and 10% of total sales.

         Overall gross margins for the nine months ended June 30, 1996 were 29% as compared with 45% of sales for the same period in 1995. Gross margins on identification system sales were 49% in 1996 compared with 51% in 1995. This decrease was due primarily to a decrease in the number of TENPRINTER systems sold, offset by higher margins on international shipments in fiscal 1996.

         Product maintenance and service margins for the nine months ended June 30, 1996 and 1995 were (36)% and (34)% of maintenance and support revenues, respectively. The increased costs of product maintenance and support are due primarily to building of base field service operations to accommodate maintenance of TENPRINTER systems now located in 37 states.

         Sales and marketing expenses for the nine-month period ended June 30, 1996 were 35% of total sales compared to 21% for the same nine-month period in 1995. This increase is primarily due to the lower sales level and international marketing efforts. Engineering and development expenses were 66% of total sales for the nine-month period ended June 30, 1996 compared to 21% for the same period a year ago. The 1996 increase is due primarily to the lower sales level and new product development efforts. Engineering and development expenses for the nine-month periods ending June 30, 1996 and 1995 are net of reimbursements of $462,000 and $599,000, respectively, related to an international development project. General and administrative expenses for the nine-month period ended June 30, 1996 were 36% of total sales compared to 14% for the same period in 1995. This increase is due primarily to the lower sales level and increased legal expenses related to the patent infringement lawsuit.

         Interest income increased to $496,000 for the nine months ended June 30, 1996 from $287,000 for the same period in 1995, primarily due to cash received from the private placement of 8% convertible debentures issued on September 29, 1995.

         Interest expense increased to $669,000 for the nine months ended June 30, 1996 from $21,000 for the same period in 1995, primarily due to accrued interest expense on the 8% convertible debentures issued on September 29, 1995.

         The Company incurred a net loss for the nine-month period ended June 30, 1996 of $5,821,000 ($0.65 per share) as compared with $1,002,000 ($0.13 per share) for the same period in 1995.

INFLATION

         The Company does not believe inflation has significantly impacted revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

         At June 30, 1996, the Company had carryforwards of net operating losses of approximately $21,900,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount approximately $2,200,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital. The carryforwards expire annually beginning in 1999. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the long-term federal tax exempt rate. A total of $3,700,000 of the net operating loss carryforwards at June 30, 1996 is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $18,200,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

BACKGROUND

         For the period from the Company's inception in 1985 through June 30, 1996, limited revenues have resulted from product sales and at June 30, 1996, the Company's cumulative deficit was $23,181,000. Losses are expected to continue until the market development and acceptance of the technology incorporated into the Company's products provides product sales sufficient to cover the Company's operating expenses.

CURRENT AND FUTURE OPERATIONS

         The Company's performance in any one reporting period is not necessarily indicative of sales trends or future performance. The nature of the law enforcement market and the government procurement process are expected to continue to result in an irregular and unpredictable revenue cycle for the Company.

         The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 61% of customer accounts receivable at June 30, 1996 were from government agencies, of which 59% was from a single customer. Approximately 39% of customer accounts receivable at June 30, 1996 were from non-government agencies, of which 83% was from a single customer.

         Net cash used in operating activities was $7,418,000 for the nine months ended June 30, 1996 compared with $1,783,000 for the same period in 1995. This increase in cash used in operating activities was primarily a result of a larger net loss during the nine-month period in 1996 as well as an increase in accounts receivable balances due primarily to international shipments and an increase in inventory from purchases for the new TENPRINTER Series-S production line.

         Net cash used in investing activities was $819,000 for the nine months ended June 30, 1996 as compared with net cash provided by investing activities of $191,000 for the same period in 1995. Capital expenditures in 1996 and 1995 were primarily for engineering and manufacturing leasehold improvements and test fixtures. The Company's business does not require significant amounts of cash for capital expenditures because substantial amounts of the manufacturing and assembly processes utilized in the production of current products are performed by outside vendors, as directed by the Company. Specifically, the Company purchases electronics modules and standard mechanical assemblies from manufacturers of such goods. In addition, sheet metal components, optical components and specialized electronics modules are designed by the Company and manufactured to the Company's specifications by outside sources.

         Net cash provided by financing activities was $8,975,000 for the nine months ended June 30, 1996 as compared with $1,346,000 for the same period in 1995. The increase is due to cash received from the issuance of 8% convertible debentures and repayments of outstanding borrowings on lines of credit. There were no borrowings under lines of credit at June 30, 1996. Historically, the Company has relied primarily on sales of common stock to satisfy its financing requirements.

         At June 30, 1996, the Company had $1,105,000 in cash and cash equivalents and $5,782,000 in marketable securities. The unrealized loss on marketable securities at June 30, 1996 was $172,000.

         The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate (8.25% on June 30, 1996). The line is payable upon demand and expires in March 1997. There were no amounts borrowed under the line at June 30, 1996.

         The Company has a $4,000,000 line of credit with Norwest Bank Minnesota N.A. Borrowings under this line of credit are secured by marketable securities and are limited to the amount of marketable securities held as collateral by the bank. Borrowings under the line bear interest at the prime rate (8.25% on June 30, 1996). The line is payable upon demand and expires in May 1997. There were no amounts borrowed under the line at June 30, 1996.

         Management believes that cash and cash equivalents, marketable securities and cash generated from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  On June 1, 1995, the Company filed a complaint for patent infringement against Identix, Inc., of Sunnyvale, California, in the United States District Court for the Northern District of California. The complaint alleges that Identix has willfully and deliberately infringed a Company patent through the manufacture, use and/or sale of competing products. The complaint seeks, among other things, an injunction prohibiting further infringement as well as unspecified monetary damages. Identix has responded to the complaint alleging, among other purported defenses, non-infringement and patent invalidity. This lawsuit is in its discovery stage and any specific outcome is not yet determinable.

                  There are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.

ITEM 6.      (a)  EXHIBITS

                  Exhibit 11  Statement re:  Computation of loss per share
                  Exhibit 27  Financial Data Schedule

             (b)  REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed during the three-month period ended June 30, 1996.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DIGITAL BIOMETRICS, INC.
                                    (Registrant)




August 12, 1996                      /s/ Donald E. Berg
                                     ----------------------------------------
                                     Donald E. Berg
                                     Chief Financial Officer