Form 10-K
period 1996-09-30
DIGITAL BIOMETRICS INC
filed 1996-12-27
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended  September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________ to ________________

Commission File Number:   0-18856


                            DIGITAL BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       41-1545069
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

5600 Rowland Road, Minnetonka, Minnesota        55343
(Address of principal executive offices)      (Zip Code)

                                                 (612) 932-0888
                            (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                                                    Common Stock, $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value              November 30, 1996 - 10,873,687 shares
          (Class)                                      (Outstanding)

The aggregate market value of common stock held by non-affiliates as of November 30, 1996: $25,551,408

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders are Incorporated by Reference into Items 10, 11, 12 and 13 of
Part III.

                                TABLE OF CONTENTS
                                    FORM 10-K

                                                                                            Page
                                                                                            ----
                                     PART I
Item    1.    Business                                                                        3
Item    2.    Properties                                                                     10
Item    3.    Legal Proceedings                                                              10
Item    4.    Submission of Matters to a Vote of Security Holder                             10

                                     PART II
Item    5.    Market for the Registrant's Common Equity and Related Stockholder Matters      11
Item    6.    Selected Financial Data                                                        12
Item    7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                          13
Item    8.    Financial Statements and Supplementary Data                                    20
Item    9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                           34

                                    PART III
Item   10.    Directors and Executive Officers of the Registrant                             34
Item   11.    Executive Compensation                                                         35
Item   12.    Security Ownership of Certain Beneficial Owners and Management                 35
Item   13.    Certain Relationships and Related Transactions                                 35

                                     PART IV
Item   14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K                 36

TENPRINTER(R) and the Company's mechanical hand logo have been registered as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the TRAK-21(TM) and SQUID(TM) trademarks. In addition, FC-5(TM), FC-6(TM), FC-7(TM), FC-11(TM), FC-21(TM) and FC-22(TM) are trademarks of the Company.



                                     PART I

ITEM 1.  BUSINESS GENERAL

     The Company was organized in 1985 as a Minnesota corporation under the name C.F.A. Technologies, Inc. and was reincorporated under the laws of the State of Delaware in 1986. The Company changed its name to Digital Biometrics, Inc. on February 1, 1990. The Company is engaged in the business of developing, manufacturing and marketing biometric identification products based primarily on electro-optical imaging technologies. The Company's products are marketed to law enforcement and regulatory agencies, and for commercial applications where positive identification is required of employees and customers.

     The Company's current strategies are to continue to market "live-scan" technology to law enforcement agencies and to pursue other commercial applications of its imaging technology. The Company's principal product is the TENPRINTER(R)system, a computer-based inkless live-scan system that electronically reads a fingerprint and creates a digital image. Approximately 99% of the Company's revenues in fiscal 1996 came from sales of live-scan systems to law enforcement and regulatory agency customers and maintenance fees related to this installed base of TENPRINTER(R)systems. The current focus of commercial marketing efforts is the sale of new identification and player tracking products into the gaming industry. The products described below were first introduced in late 1995 and the Company has not yet completed production level systems and consequently has not received any meaningful revenues from sales of these products.

     Except for the historical information contained herein, the matters discussed in this Form 10-K are forward looking statements made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and involve risks and uncertainties, including development and market acceptance of the Company's products and the availability of new employees experienced in the present and contemplated markets. Other factors that may affect future performance of the Company include successful expansion of distribution channels for products through OEM's and others; changes in general economic conditions; availability of funding where customer procurements are dependent on state or federal government grants and general tax funding; concentrations of accounts receivable and other credit risk in single large customers; or cost and availability of components. In addition, markets for the Company's products are characterized by significant and increasing competition, and the Company's financial results may be adversely affected by the actions of existing and future competitors, including the development of new technologies, the introduction of new products, and price reductions by such competitors to gain or retain market share. It is important to note that the Company's actual results could differ materially from those in such forward looking statements and the Company assumes no obligation to update such forward looking statements.


                  LAW ENFORCEMENT AND REGULATORY AGENCY MARKETS

     For nearly a century, fingerprints have been and remain the method of choice to positively identify individuals. Forensic scientists use fingerprints to match latent fingerprints lifted from crime scenes with the fingerprints of suspected perpetrators of crimes. Criminal courts throughout the world accept the testimony of fingerprint experts and countless convictions have been achieved on the basis of fingerprint evidence. Other biometric identification technologies also exist, including voice recognition, retinal eye scan and hand geometry, but none has achieved the universal acceptance of fingerprints.

     Over 8,500,000 fingerprint cards are submitted every year to the Federal Bureau of Investigation. As a result, it has become extremely time consuming, if not impractical, to perform manual searches and comparisons of prints. With the introduction of Automatic Fingerprint Identification Systems ("AFIS") in the 1970's, however, the time required to perform searches of fingerprint archives was dramatically reduced. Modern AFIS systems are capable of performing several thousand comparisons of fingerprints per second. The system then presents a trained fingerprint examiner with a short list of candidate prints from which the examiner makes the final visual determination of whether two prints are identical.

     With the introduction of AFIS systems it has become apparent, however, that in practice the quality of inked fingerprints is often not adequate to meet the needs of this sophisticated technology. An unacceptably high percentage of inked fingerprints in the archives cannot be properly read and classified by the AFIS system in order for the system to be able to quickly perform a search. The Company's TENPRINTER system solves several problems at once for police departments. It consistently generates high quality fingerprint data and, at the user's option, this data may be transmitted over ordinary telephone lines to any location, including an AFIS site, or may be printed out on any number of card formats and in any number of copies. The TENPRINTER system also permits the booking officer to instantly review the quality of the prints as they are taken, thereby screening out bad prints without having to re-do the entire fingerprint card and speeding up the booking process considerably.

     While the technologies developed by the Company may be suitable for application in several potential markets, the Company has elected to concentrate its development and marketing efforts on law enforcement agencies and other organizations requiring a high quality fingerprint device for identification cards or similar applications. As of November 30, 1996, the Company had a backlog of firm orders of approximately $3,777,000 compared with $2,640,000 at November 30, 1995. The Company's sales include large purchases by individual customers. For the fiscal years ended September 30, 1996, 1995 and 1994 sales to two customers in 1996, two customers in 1995 and one customer in 1994 accounted for 30%, 52% and 43%, respectively, of annual sales. This trend of concentration of sales among few, relatively large customers may continue in the foreseeable future. Furthermore, the nature of the law enforcement market and the government procurement process are expected to result in the continuation of an irregular and unpredictable revenue cycle for the Company.

PRODUCTS

THE TENPRINTER SYSTEM

     The Company's principal product, the TENPRINTER, is designed and marketed as a complement to AFIS systems. Several large manufacturers produce and sell AFIS systems, which are computerized central fingerprint data base systems capable of storing fingerprint information for an entire demographic unit such as a city, county, state or country. AFIS systems are designed to facilitate the work of a law enforcement agency's fingerprint technicians. An AFIS system is capable of electronically comparing a given set of fingerprints against all fingerprints in its data base and producing a short list of candidate prints. A fingerprint technician then visually compares the AFIS results with the fingerprints in question. Optimal use of an AFIS system depends in part on the clarity of the fingerprint images that are fed into the AFIS. The TENPRINTER system consistently produces fingerprint images of higher clarity than those achieved by conventional "ink-and-roll" methods and is being marketed as a complementary product to AFIS systems.

     The TENPRINTER system is a computer-based inkless "live-scan" system that electronically reads a fingerprint and creates a digital image. Fingerprints are captured by rolling the fingers of a subject on a contact surface of an optical assembly which creates an optical image of the fingerprint. The optical image is converted into a digital image by a photo-imaging detector. The digital image produced by the TENPRINTER system may be sent directly to the AFIS site by means of telecommunications or may be printed on a given law enforcement agency's standard fingerprint cards, either as a binary image or as a gray-scale image. Binary printing is accomplished with standard laser printing technology, which works by depositing a fixed amount of black toner in a single spot or "dot" on the paper. When fingerprints are produced using this method, only black and white, or binary, images are produced. With binary printing it is thus not possible to reproduce the nuances, or shades of gray, that are present when using the conventional "ink-and-roll" method. Such nuances are important visual cues to aid the fingerprint examiner in making positive identifications. In the gray scale printing technology available with the TENPRINTER system, the fingerprint to be reproduced includes the nuances normally seen in a conventional "ink-and-roll" fingerprint. The TENPRINTER was first marketed commercially in 1988.

     While prices of AFIS systems and live-scan systems fluctuate widely depending on the configuration of the systems, AFIS systems cost from $1 million up to tens of millions of dollars and public bid documents show live-scan systems to be priced between approximately $30,000 and $50,000 per unit. The Company believes that the value of an expensive AFIS system cannot fully be realized by its users without the addition of comparatively inexpensive peripheral live-scan devices. An immediate target market for the TENPRINTER is state and local law enforcement agencies which have purchased or are purchasing, or which have access to, AFIS systems.

     Law enforcement agencies submit to the FBI one copy of a fingerprint card for every suspect charged with a felony. Over 8,500,000 such cards are submitted to the FBI each year. As a result, the FBI plays an important role in the fingerprint identification process in the United States. The FBI has put into place an extensive testing process for live-scan systems. Upon a live-scan's successful completion of the testing process, the FBI will accept cards produced by that live-scan for submission to the FBI's Identification Division and for retention in the Division files. The Company's TENPRINTER system has received accreditation under the FBI Image Quality Standards (IQS). To the best of the Company's knowledge, competitors also have received or are in process of receiving such approval. Regulatory standards such as IQS continue to evolve and there can be no assurance what standards will be adopted in the future or that the Company will be able, without significant cost and expense, comply with future requirements.

     The FBI has awarded contracts in connection with a multi-phase program of its well publicized fingerprint automation and revitalization project which, when operational, will involve the paperless utilization of fingerprint data and, ultimately, the capability to eliminate fingerprint cards at the FBI level. Instead, the systems would accept electronic fingerprint images such as those produced by live-scan equipment or similar technologies. These systems, which will accept over 60,000 tenprint card submissions per day, will replace the current card-based system in Washington with its new facility in West Virginia. The FBI has stated that 62,000 contributors currently submit fingerprint cards to the FBI. While not all of these contributors can be expected to be buyers of live-scan systems, the Company believes that a significant portion ultimately may choose to purchase live-scan equipment.

MANUFACTURING AND PRODUCT DELIVERY

    The manufacturing of the Company's S-Series TENPRINTER system and installation at customer locations often involve unique technical solutions and applications of the Company's technology which has from time to time resulted in and may continue to result in late deliveries to customers. To date, the Company has not incurred or paid any material amount for penalties or damages as a result of late deliveries; however, there can be no assurance that the Company will be able to successfully develop, manufacture and deliver new designs for live-scan fingerprint capture systems in compliance with contracts or customer requirements.

TECHNOLOGY PARTNERS

    The Company has sold certain of its TENPRINTER systems and related live-scan technologies on an OEM basis and in connection with joint development projects. In addition, the Company has participated and expects to continue to participate with system integrators who purchase the Company's technology and integrate it with other technologies in developing a more comprehensive solution for a customer. These installations may require significant amounts of customization and there can be no assurance that the Company will be able to meet its contractual commitments or deliver its technologies on a timely basis.

     The Company has worked with NEC, an AFIS vendor and long-standing customer and business partner of the Company, in Tokyo, Japan, since late 1993 in pursuit of a fingerprint system for the National Police Agency of Japan (NPA). During the fourth quarter of fiscal 1996, the formal Teaming Agreement has, by its original terms, expired and the Company has since been in discussions with NEC as to the nature of the joint business relationship going forward. In connection with a recent live-scan bid in the state of Texas, NEC announced upon award to NEC by the State of Texas that NEC intends to enter and compete directly with the Company in the live-scan marketplace. It is possible other AFIS vendors or systems integrators will employ similar strategies or tactics and these companies have financial and other resources significantly greater than that of the Company.

OTHER FINGERPRINT-BASED PRODUCTS

    The FC series single fingerprint capture units are marketed indirectly through system integrators and are priced approximately from $1,250 to $2,500 per unit. The Company does not anticipate that sales of these products will comprise a significant portion of sales in the foreseeable future. The Company presently intends to continue to market the FC series primarily to systems integrators on an OEM basis.

    The FC-7TM SQUIDTM System is a light-weight, portable, hand-held unit designed for use in the patrol car. The SQUID system captures "on-the-spot" fingerprints which can then be relayed from the patrol car to a communications center where identification can take place. This product will permit patrol officers to obtain positive ID's without transporting suspects to the police station. The SQUID system has been designed and manufactured to specifications of the FBI's NCIC 2000 project which is currently planned to be operational in 1999. The Company presently intends to also market the SQUID to systems integrators on an OEM basis.

IMAGING PRODUCTS

     The Company also markets imaging database software products which integrate text and images. The information may then be categorized and correlated for fast, easy and accurate retrieval, eliminating the traditional labor-intensive process of link analysis that can take weeks to produce. Applications of the imaging products include mugshots of suspects, gang information and other circumstances requiring fast retrieval of images and case information. The Company does not anticipate that sales of these products will comprise a significant portion of sales in the foreseeable future.

COMPETITION

     The TENPRINTER system is offered to law enforcement and regulatory agencies as an alternative to the conventional "ink-and-roll" method of fingerprint recording. The Company believes that the law enforcement community is becoming increasingly familiar with the advantages of live-scan technology over the conventional "ink-and-roll" fingerprints as well as the advantages of live-scan as a complement to AFIS systems. The market for live-scan systems is developing and competitive. The Company currently has four principal competitors in marketing live-scan fingerprint systems to law enforcement agencies. The Company is also aware of several other companies that have developed products utilizing the electronic imaging of fingerprints. The Company competes in the live-scan market primarily on the basis of quality, features, performance, service and support and price.

     Continued growth in demand for live-scan fingerprint systems may attract additional competition. The manufacturers of AFIS systems are logical participants in the live-scan market, as evidenced by the entry of Printrak, Inc. into the live-scan market and the recent announcement by NEC that it also will develop a competitive live-scan product. AFIS vendors and other potential additional competitors could enter the law enforcement market from a related biometric identification field, such as access control and may have financial and other resources significantly greater than those of the Company.

     Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements and Matters Affecting Future Operations".

SUPPLIERS

     The Company buys substantially all components of the TENPRINTER system from third parties for assembly and testing by the Company. Some of these components are designed by the Company and/or are custom manufactured to the Company's specifications. This permits the Company to produce the TENPRINTER without the substantial commitment of resources that a complete manufacturing facility would require. To assure the quality of such components, the Company may design component parts and subassemblies and/or specify parts used in such components. The Company also inspects and tests incoming parts and components, and conducts test and burn-in procedures on all assembled finished products. Certain of the Company's components used in the manufacture of its 500 series TENPRINTER systems are currently supplied by a single vendor. Secondary sourcing is available but would take several months to bring into production. Delays in product deliveries to customers could occur until the secondary sourcing is secured. Other than prototypes, for which the development time may vary, the time required for product delivery averages approximately 60 days from the date a purchase order is received.

     The Company provides hardware field maintenance services directly and also through subcontract arrangements with companies specializing in this service. For example, the Company has signed a teaming agreement with the Field Service Division of Motorola, Inc. ("FSD") to participate in the development of maintenance proposals for TENPRINTER installations. The teaming agreement anticipates that to the extent such proposals are accepted by the Company's customers, FSD will perform maintenance services as a subcontractor to the Company under the main agreement. There may, however, be instances where applicable procurement regulations may require, directly or indirectly, the use of maintenance organizations other than FSD and such situations, should they arise, will be dealt with on a case by case basis.


                       GAMING AND OTHER COMMERCIAL MARKETS

     The Company generally makes all of its products available to commercial customers. The current focus of commercial marketing efforts is the sale of new identification and player tracking products into the gaming industry. The products described below were first introduced in late 1995 and the Company has not yet completed production level systems and consequently has not received any meaningful revenues from sales of these products. In fiscal 1997, the Company intends to focus its gaming industry marketing efforts on products which provide positive identification and tracking capabilities for patrons of table games and employees of the gaming establishments.

PRODUCTS

TRAK-21(TM) PLAYER TRACKING SYSTEM

     TRAK-21 Player Tracking System (TRAK-21) is a fully automated system that enables casinos to collect, track and utilize up-to-the-minute information on their table players. TRAK-21 provides casinos with automatically calculated wagers as well as player statistics such as start and end times and average bet information, enabling pit personnel to concentrate on customer service.

     The gaming industry has experienced an unprecedented surge in revenue growth that outpaces nearly all other U.S. industry groups. Record numbers of players visit casinos, in fact, more than 30% of U.S. households gambled at a casino last year. State, local, and tribal governments benefit from gaming's ability to create new jobs, generate tax revenues, and spark capital investment. New casinos are opening monthly.

     There is heavy competition among casinos to develop and maintain a loyal customer base. Collectively, the Las Vegas casinos spent nearly $500 million in complimentary benefits, or COMPS, last year to attract players to their floors. Offering regular players COMPS, such as free drinks, meals, hotel rooms, etc., incents the player to return to the casino.

     Tracking important players is imperative to the success of the casino. The more a casino knows about its clientele, the more directed, targeted marketing efforts it can employ.

     DBI has sparked the interest of casinos with TRAK-21, an automated approach to tracking a player's wagering activity at a blackjack table. Blackjack tables utilizing a TRAK-21 system provide immediate benefits to the casino, such as:

     * Immediate identification of players to pit personnel through the use of magnetic stripe card readers at the table, and

     * Automatic calculation of bets via standard chip imaging technology -- by player, position, and table -- with results immediately reported to casino personnel.

     TRAK-21 enables casino management to view all player data and wagering activity on the floor at any time and, as a result, provide better service and marketing to important players.

     TRAK-21 is currently planned for beta test with the Las Vegas Hilton and has been approved by the Nevada State Gaming Control Board.

IMAGE VERIFICATION SYSTEM

     The Image Verification System, known as the "Verifier," is an automated, photo image/signature management system providing an effective way of capturing an individual's photo, signature and banking information in a precise manner to prevent theft, decrease waiting time and provide positive identification.

     The Verifier is designed for use by casino management, casino security, and casino marketing personnel. It offers several advantages over traditional methods of identification currently being utilized, and offers other features beneficial to casino marketing.

OTHER COMMERCIAL PRODUCTS

     The Company also markets employee badge and related imaging database software products which integrate text and images. In addition to providing for employee identification, demographic information may be categorized and correlated for fast, easy and accurate retrieval.

COMPETITION

     There are a variety of companies providing player tracking information and capabilities to the gaming industry. All of the known competitors have financial and other resources significantly greater than those of the Company. The TRAK-21 Player Tracking System is, however, one of a very limited number of proposed systems which uses high-level image processing for automatically calculating wagers at table games.

SUPPLIERS

     Components necessary for the manufacture of the Verifier and TRAK-21 systems are primarily off-the-shelf and consequently available from a variety of computer device suppliers.


                             PROPRIETARY TECHNOLOGY

     The Company owns a federally registered trademark for the TENPRINTER name and the Company's mechanical hand logo. The Company has applied for trademark registrations for TRAK-21 and SQUID.

     The Company owns several U. S. patents and has U. S. patent applications pending which cover technology currently employed in its products. The Company has also filed for patent protection in several foreign countries. The Company believes that while its patents give it a competitive advantage, the uniqueness of the Company's products derive from the Company's ability to produce a totally integrated system incorporating diverse technologies such as optical scanning, image processing and laser printing. Although additional features of the Company's products may be patentable, the Company has chosen to preserve these features as trade secrets rather than applying for patent protection. The Company has obtained signed confidentiality and non-competition agreements from all employees and from independent consultants who have access to confidential information.

    The Company has recently had adverse rulings in pending patent litigation against a competitor. See "Item 3. Legal Proceedings."


                                    EMPLOYEES

     At November 30, 1996, the Company employed 66 persons on a full time basis, none of whom is represented by a union. Of these persons, five have general management responsibilities and the remainder perform marketing, engineering, assembly, or administrative functions. From time to time to meet critical demands, the Company has utilized additional individuals to perform services for the Company on a part time or a consulting basis. Personnel will be hired in the future as the Company deems necessary.

ITEM 2.  PROPERTIES

     The Company does not own any real properties. The Company's primary offices and facilities are located in approximately 33,382 square feet of space in an industrial park at 5600 Rowland Road, Minnetonka, Minnesota. The space is occupied under a lease expiring in April 30, 2001, and is believed to be adequate for the Company's current business needs.

     A separate sales office, including spare parts and maintenance services, has been established in Los Angeles, California located in approximately 3,400 square feet of space in an industrial office park. This space is occupied under a lease expiring December, 1997. The Company's sales employee in Washington, D.C. operates in approximately 170 square feet of a business park with shared secretarial and office support services. This lease is a year-to-year arrangement.

ITEM 3.  LEGAL PROCEEDINGS

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

     On August 27, 1996 the judge assigned to the case granted a partial summary judgment in favor of Identix dismissing the Company's claims of patent infringement with respect to Identix's Touchprint 600 product line. A predecessor product, the Touchprint 900, received a similar ruling in favor of Identix on December 20, 1996. The Company intends to appeal the court's decision of non-infringement. The interpretation of patents is ultimately decided by a special patent Court of Appeals in Washington D.C. A prediction of the final outcome of the appeal is not possible. However, in the event the Company does not prevail in this litigation, its competitive position may be materially and adversely affected.

     There are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders during the three months ended September 30, 1996.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     MARKET INFORMATION. The Company's common stock has been traded on NASDAQ under the symbol "DBII" since December, 1990. The following bid information is provided for quarterly periods for the past three fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

           Fiscal Year ended September 30, 1996           High           Low
                                                          ----           ---
                 First Quarter                          $ 8.25         $ 5.25
                 Second Quarter                           5.88           2.63
                 Third Quarter                            8.75           3.13
                 Fourth Quarter                           6.63           3.00

           Fiscal Year ended September 30, 1995           High            Low
                                                          ----            ---
                 First Quarter                          $ 8.25         $ 6.50
                 Second Quarter                          10.00           7.25
                 Third Quarter                           12.00           8.00
                 Fourth Quarter                          11.25           6.63

           Fiscal Year ended September 30, 1994           High            Low
                                                          ----            ---
                 First Quarter                          $17.25        $ 12.25
                 Second Quarter                          14.50          10.75
                 Third Quarter                           10.75           5.00
                 Fourth Quarter                           8.75           5.75

     As of November 30, 1996, the Company had approximately 6,000 record holders of its common stock. The closing price of its common stock on November 30, 1996, as reported by the NASDAQ National Market System was $2.75.

     DIVIDEND POLICY. Holders of common stock are entitled to such dividends as may be declared from funds legally available for such purpose by the Board of Directors in its sole discretion. The Company has never paid a dividend on its common stock and it is not anticipated that dividends will be paid in the foreseeable future. If and to the extent that any operating profits are realized, the Company intends to retain such profits for operating purposes.

     TRANSFER AGENT. The Transfer Agent and Registrar for the Company's common stock is Norwest Bank, Minneapolis, Minnesota.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of the Company as of and for each of the years in the five-year period ended September 30, 1996 has been derived from financial statements audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected financial data should be read in connection with the financial statements and notes thereto included elsewhere herein and is qualified by reference to such financial statements and notes thereto.

                                                             YEAR ENDED SEPTEMBER 30,
                                   ----------------------------------------------------------------------------
                                        1996            1995            1994            1993            1992
                                        ----            ----            ----            ----            ----
STATEMENT OF OPERATIONS DATA:

Sales                              $  8,327,272    $ 9,098,014(1)  $  8,005,390    $  4,603,821    $  3,039,564
Cost of sales                         6,181,481       5,273,412       4,997,103       2,631,860       1,867,077
                                   ----------------------------------------------------------------------------
   Gross margin                       2,145,791       3,824,602       3,008,287       1,971,961       1,172,487
                                   ----------------------------------------------------------------------------

Expenses:
   Sales and marketing                3,369,441       2,394,916       1,786,075       1,157,439         906,231
   Engineering and development        4,569,751       2,854,592       3,618,385       2,022,521       1,198,777
   Depreciation and amortization      1,049,584         529,687         480,981         143,310         113,383
   General and administrative         2,753,444       1,700,017       1,296,864         972,644       1,110,601
                                   ----------------------------------------------------------------------------
     Total expenses                  11,742,220       7,479,212       7,182,305       4,295,914       3,328,992
                                   ----------------------------------------------------------------------------

Loss from operations                 (9,596,429)     (3,654,610)     (4,174,018)     (2,323,953)     (2,156,505)
Other income (expense)                 (166,945)        330,055         376,703         259,410         163,620
                                   ----------------------------------------------------------------------------

Net loss                           $ (9,763,374)   $ (3,324,555)   $ (3,797,315)   $ (2,064,543)   $ (1,992,885)
                                   ============================================================================

Net loss per common share              $(1.03)(2)  $      (0.43)       $(0.49)(2)  $      (0.32)   $      (0.35)
                                   ============================================================================

Weighted average common shares        9,451,015       7,814,144       7,696,551       6,440,341       5,685,917
                                   ============================================================================

(1) Includes $1.8 million in fees related to an international development project.

(2) Includes $.26 per share related to financial statement adjustments resulting primarily from a refocussing of business priorities, as well as severance expenses related to the retirement of the Company's President and Chief Executive Officer.

                                                           AS OF SEPTEMBER 30,
                                ---------------------------------------------------------------------------
                                    1996            1995            1994           1993            1992
                                    ----            ----            ----           ----            ----
BALANCE SHEET DATA:
Cash and cash equivalents       $    466,990    $    367,866    $    592,971   $  4,485,606    $  3,639,182
Working capital                    5,506,587      13,493,690      11,864,794     14,048,363       4,397,912
Total assets                      17,309,371      25,451,666      15,846,448     18,398,215       5,618,610
Long-term obligations              2,374,739      10,787,107               -              -               -
Total liabilities                  6,853,999      14,285,941       2,077,368      1,495,057         820,253
Stockholders' equity              10,455,372      11,165,725      13,769,080     16,903,158       4,798,357

The Company has paid no cash dividends on its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

GENERAL

     The Company develops, manufactures, assembles and markets identification products based on electro-optical imaging technologies. Most of the Company's sales have been to state and local law enforcement agencies and, to date, have consisted primarily of TENPRINTER systems and related peripheral equipment and software.

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

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO 1995

     Fiscal 1996 operating results include a fourth quarter charge of $2,474,000 ($.26 per share) related to a review of strategies and refocussing of the business. This charge includes severance expenses, write-off of excess and obsolete inventory and demonstration equipment resulting from the introduction of the Company's new S-Series TENPRINTER, an increase in the allowance for doubtful accounts, unreimbursed international development costs and the write-off of unamortized technology rights as a result of the Company's decision in the fourth quarter to no longer pursue the technology acquired in the Design Data acquisition in 1994.

     Total revenues in 1996 decreased to $8,327,000 from $9,098,000 in 1995 due primarily to the inclusion in prior year revenues of $1,800,000 in fees related to an international development project. The increase in identification system product sales from $6,069,000 in 1995 to $6,821,000 in 1996 resulted from an increase in sales of TENPRINTER systems from 80 in 1995 to 95 in 1996 partially offset by lower 1996 average selling prices. Product maintenance and service revenues increased from $1,229,000 in 1995 to $1,506,000 in 1996, due primarily to a larger installed base of TENPRINTER systems. Sales to two customers in 1996 accounted for 18% and 12% of total sales. Sales to two customers in 1995 accounted for 29% and 23% of total sales.

     Overall gross margins for 1996 and 1995 were 26% and 42% of sales, respectively. As a result of the successful introduction of the new S-Series TENPRINTER in the fourth quarter, overall gross margins for 1996 include a fourth quarter write-off of $350,000 (4% overall gross margin impact) for excess field service spare parts related to previous generations of TENPRINTER products.

     Gross margins on identification system product sales were 44% in 1996 compared with 50% in 1995. This decrease is due primarily to an uneven production schedule in fiscal 1996 as new product introductions of the S Series TENPRINTER system were delayed for approximately six months. During this period there were only nominal TENPRINTER system deliveries. The fourth quarter which included sales of 47 TENPRINTER systems included high initial costs of product introduction, including training and installation of field service providers resulting in lower gross margins during this quarter than quarters of comparable numbers of TENPRINTER shipments.

     Product maintenance and support margins for 1996 and 1995 were (57%) and (34%) of maintenance and support revenues, respectively. The increased costs of product maintenance and support are due primarily to building of base field service operations to accommodate maintenance of three generations of TENPRINTER systems located in 37 states and 6 international countries. Product maintenance costs for 1996 also include a fourth quarter write-off of $350,000 (23% fourth quarter maintenance and support margin impact) for excess field service spare parts related to previous generations of TENPRINTER products.

     Sales and marketing expenses increased to 40% of total sales in 1996 from 26% in 1995 due primarily to increased international marketing efforts, S-Series promotional expenses, a fourth quarter write-off of $282,000 related to previous generation TENPRINTER system demonstration equipment and a fourth quarter charge of $540,000 related to an increase for the allowance for doubtful accounts.

     Engineering and development expenses increased to 55% of total sales in 1996 from 31% in 1995. Engineering and development expenses during 1996 include fourth quarter charges of $374,000 related to adjustments of unreimbursed manufacturing setup costs of an international development project. After adjustment, engineering and development expenses for 1996 and 1995 are net of reimbursements for international development costs of $87,700 and $772,500, respectively.

     Depreciation and amortization costs include a fourth quarter write-off of $549,000 for unamortized software of information systems products no longer actively marketed. General and administrative expenses in 1996 increased to 33% of total sales from 19% in 1995 due primarily to $757,000 of legal costs associated with a patent infringement suit brought by the Company against a competitor and a fourth quarter charge of $380,000 related to CEO transition costs.

     Interest income increased to $586,000 in fiscal 1996 from $378,000 in fiscal 1995, primarily as a result of increased levels of marketable securities. Interest expense increased to $753,000 in fiscal 1996 from $48,000 in fiscal 1995, due to interest expense on the 8% convertible debentures.

FISCAL 1995 COMPARED TO 1994

     Sales in 1995 increased to $9,098,000 from $8,005,000 in 1994. This increase of 14% resulted primarily from an increase in sales of TENPRINTER system add-ons and $1,800,000 in revenue related to an international development project. This increase offsets a decline in TENPRINTER system sales to 80 in 1995 from 170 in 1994. The large number of units sold in 1994 was primarily due to 98 TENPRINTER systems sold to the Los Angeles County Sheriff's Department. Sales to two customers in 1995 accounted for 29% and 23%, respectively, of total sales, and sales to the Los Angeles County Sheriff's Department in fiscal year 1994 accounted for 43% of total sales.

     Overall gross margins for 1995 and 1994 were 42% and 38% of sales, respectively. Gross margins on identification system product sales were 50% in 1995 compared with 42% in 1994. This increase is due primarily to discounts in fiscal 1994 relating to volume pricing on the Los Angeles County Sheriff's Department sale. Gross margins on sales related to an international development project were 67% in 1995.

     Product maintenance and support margins for 1995 and 1994 were (34%) and (16%) of maintenance and support revenues, respectively. The increased costs of product maintenance and support are due primarily to building of base field service operations to accommodate maintenance of TENPRINTER systems located in 37 states and 6 international countries.

     Sales and marketing expenses increased to 26% of total sales in 1995 from 22% in 1994 due primarily to increased international marketing efforts. Engineering and development expenses decreased to 31% of total sales in 1995 from 45% in 1994. Engineering and development expenses for 1995 and 1994 are net of reimbursements of $772,500 and $546,500, respectively, related to an international development project.

     General and administrative expenses in 1995 increased to 19% of total sales from 16% in 1994 due primarily to legal costs associated with a patent infringement suit brought by the Company against a competitor in June, 1995.

     Net interest income decreased to $330,000 in fiscal 1995 from $377,000 in fiscal 1994, primarily as a result of decreased levels of marketable securities.

INFLATION

     The Company does not believe inflation has significantly impacted revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

     At September 30, 1996, the Company had carryforwards of net operating losses of approximately $23,700,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount approximately $2,200,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital. The carryforwards expire annually beginning in 1999. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the long-term federal tax exempt rate. A total of $3,700,000 of the net operating loss carryforwards at September 30, 1996 is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $20,000,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

BACKGROUND

     For the period from the Company's inception in 1985 through September 30, 1996, limited revenues have resulted from product sales and at September 30, 1996, the Company's cumulative deficit was $27,124,000. Losses are expected to continue until the market development and acceptance of the technology incorporated into the Company's products provides product sales sufficient to cover the Company's operating expenses.

     The Company's business has included large contract awards from international, state and local law enforcement agencies and it is expected that this trend will continue. Collection of receivables related to billings of these contract amounts is often protracted as technical requirements specified by the customer may be modified via contract addendums. As of September 30, 1996, approximately $2,900,000 was due from such customers.

     The Company has a $4,000,000 line of credit with Norwest Bank Minnesota N.A. Borrowings under this line of credit are secured by marketable securities and are limited to the amount of marketable securities held as collateral by the bank. Borrowings under the line were $1,255,000 on September 30, 1996 and bear interest at rates from 7.66% to 7.81%. The line is payable upon demand and expires in May 1997.

     The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate (8.25% on September 30), are payable upon demand. The line expires in March 1997. There were no borrowings under the line at September 30, 1996.

CURRENT OPERATIONS

     Net cash used in operating activities was $9,374,000 and $1,848,000 for the years ended September 30, 1996 and 1995, respectively. The increase in cash used in operating activities was primarily a result of the increased net loss in fiscal 1996 adjusted for changes in operating assets and liabilities. Cash flows from changes in operating assets and liabilities changed from cash provided of $165,000 in fiscal 1995 to $2,837,000 of cash used in fiscal 1996. This $3,132,000 change in cash flow from operating assets and liabilities resulted primarily from the higher accounts receivable and inventory balances related to the production and delivery of S-Series TENPRINTER systems.

     Net cash used in investing activities was $757,000 for the year ended September 30, 1996 as compared with $102,000 of net cash provided by investing activities for the year ended September 30, 1995. The change was primarily due to increased capital expenditures in fiscal 1996. Capital expenditures in 1996 and 1995 were primarily for engineering and manufacturing test fixtures. The Company's business does not require significant amounts of cash for capital expenditures because substantial amounts of the manufacturing and assembly processes utilized in the production of current products are performed by outside vendors, as directed by the Company. Specifically, the Company purchases electronics modules and standard mechanical assemblies from manufacturers of such goods. In addition, sheet metal components, optical components and specialized electronics modules are designed by the Company and manufactured to the Company's proprietary specifications by outside sources.

     Net cash provided by financing activities was $10,230,000 for the year ended September 30, 1996 as compared to $1,521,000 in 1995. Borrowings under lines of credit were $1,255,000 and $1,450,000 at September 30, 1996 and 1995, respectively. On September 29, 1995, the Company completed a private placement to offshore accredited investors of $10,900,000 of 8% Convertible Debentures due September 29, 1998 (the "Debentures"), of which $8,450,000 were converted to 2,751,868 shares of Common Stock as of September 30, 1996. The average conversion price was $3.19 per share. Net proceeds to the Company during fiscal 1996 after placement fees but before legal and other expenses were $10,109,750. Interest accrued on the Debentures is also payable in common stock at the time of conversion at the conversion price as described above. In addition to the cash placement fee, a warrant to purchase 112,893 shares of the Company's common stock at $8.40 per share was granted to the placement agent for this offering. The warrant was valued at $112,893, which is reflected as a discount on the Debentures and is being amortized as interest expense over the term of the Debentures. Net proceeds to the Company were used for working capital, product development and other corporate purposes.

     At September 30, 1996, the Company had $467,000 in cash and cash equivalents and $5,690,000 in marketable securities, which are classified as available for sale. The unrealized loss on marketable securities at September 30, 1996 and 1995 was $135,000 and $176,000, respectively. These marketable securities are collateral for borrowings under a line of credit. These borrowings total $1,255,000 at September 30, 1996 and depending on timing of accounts receivable collection, may reach the maximum borrowings under the line during 1997.

FORWARD LOOKING COMMENTS AND MATTERS THAT MAY AFFECT FUTURE OPERATIONS

     Except for the historical information contained herein, the matters discussed herein are forward looking statements made within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and involve risks and uncertainties, including development and market acceptance of the Company's products and the availability of new employees experienced in the present and contemplated markets. Other factors that may affect future performance of the Company include successful expansion of distribution channels for products through OEM's and others; changes in general economic conditions; availability of funding where customer procurements are dependent on state or federal government grants and general tax funding; concentrations of accounts receivable and other credit risk in single large customers; or cost and availability of components. In addition, markets for the Company's products are characterized by significant and increasing competition, and the Company's financial results may be adversely affected by the actions of existing and future competitors, including the development of new technologies, the introduction of new products, and price reductions by such competitors to gain or retain market share. It is important to note that the Company's actual results could differ materially from those in such forward looking statements and the Company assumes no obligation to update such forward looking statements.

     Due primarily to continuing operating losses, the Company has not yet achieved positive cash flow. Management believes that cash and cash equivalents, investments, accounts receivable and working capital provided from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements. However, there can be no assurance that additional financing, should it be required, will be available at terms acceptable to the Company.

LAW ENFORCEMENT AND REGULATORY AGENCY MARKET

     In connection with a recent live-scan bid in the state of Texas, NEC, an AFIS vendor and long-standing customer and business partner of the Company, announced upon award to NEC by the State of Texas that NEC intends to enter and compete directly with the Company in the live-scan marketplace. In addition, the price bid by NEC to the State of Texas was approximately 40% less than that bid by the Company and other competitors. It is possible other AFIS vendors or systems integrators will employ similar strategies or tactics and these present or future competitors have financial and other resources significantly greater than that of the Company.

     The Company has worked with NEC in Tokyo, Japan since late 1993 in pursuit of a fingerprint system for the National Police Agency of Japan (NPA). During the fourth quarter of fiscal 1996, the formal Teaming Agreement has, by its original terms, expired and the Company has since been in discussions with NEC as to the nature of the joint business relationship going forward. NEC currently owes the Company $1.2 million related to deliveries under the previous agreement, payment of which has been delayed by NEC pending negotiations as to the future business relationship. Discussions are ongoing as to the timing of payment of this amount.

     The Company's performance in any one reporting period is not necessarily indicative of sales trends or future performance. Law enforcement agencies are subject to political and budgetary constraints and the nature of the law enforcement market and the government procurement process are expected to continue to result in an irregular and unpredictable revenue cycle for the Company. For the years ended September 30, 1996, 1995 and 1994, sales to two customers in 1996 accounted for 30%, two customers in 1995 accounted for 52%, and one customer in 1994 accounted for 43%, respectively, of annual sales. Export sales were 15%, 21%, and 3% of total sales, for the years ended September 30, 1996, 1995, and 1994, respectively.

     The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 70% of customer accounts receivable at September 30, 1996 were from government agencies, of which 40% was from a single customer. Sales to this and other customers requiring large and sophisticated networks of TENPRINTER systems and peripheral equipment often include technical requirements which are not fully known at the time requirements are specified by the customer. In addition, contracts may specify performance criteria which is required to be satisfied before the customer accepts the products and services. The Company does not record revenue for these products and services until acceptance criteria have been satisfied.

     It is often not known until installation is in process if older and often obsolete communication lines and local area networks will accommodate the large amount of computer data transmitted by the TENPRINTER systems and related peripherals. Due to the inherent difficulties for customers to receive additional funding to upgrade facilities, hardware and/or communication lines to the required level, collection of amounts due the Company for these systems often occurs over longer periods of time during which the customer processes contract amendments which allow the Company to charge the customer for additional requested services. It is only upon completion of customer requirements, which time periods are unpredictable and which may involve investment of additional Company resources, that accounts receivable are collected. These investments of additional resources are accrued when amounts can be estimated but however, may be uncompensated and, other than increased customer loyalty, negatively impact profit margins and the Company's liquidity.

GAMING AND OTHER COMMERCIAL MARKETS

     The Company has only recently began marketing products to the gaming industry and has not yet completed production level systems of TRAK-21. Although prototype models of TRAK-21 have been successfully demonstrated in laboratory conditions, there can be no assurance that scheduled beta tests in live casino environments will be successful. In addition, it has not been determined whether or not the TRAK-21 system will be able to compete, on the basis of price and performance, with player tracking systems of competitors whose systems have been marketed for longer periods of time and whose financial and other resources are far greater than that of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Digital Biometrics, Inc.:

     We have audited the accompanying balance sheets of Digital Biometrics, Inc. as of September 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Biometrics, Inc. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1996 in conformity with generally accepted accounting principles.




                                            KPMG Peat Marwick LLP

Minneapolis, Minnesota
December 20, 1996



                            DIGITAL BIOMETRICS, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1996 AND 1995

                                                                                            1996            1995
                                                                                        ------------    ------------
Current assets:
     Cash and cash equivalents                                                          $    466,990    $    367,866
     Receivable from issuance of convertible debentures (note 7)                                --        10,109,750
     Accounts receivable, less allowance for doubtful accounts of $692,534 and
         $111,000, respectively                                                            5,676,849       4,494,301
     Inventory (note 2)                                                                    3,633,659       1,875,682
     Prepaid expenses and other costs                                                        208,349         144,925
                                                                                        ------------    ------------
         Total current assets                                                              9,985,847      16,992,524
                                                                                        ------------    ------------

Property and equipment (note 3)                                                            2,471,754       1,639,319
     Less accumulated depreciation and amortization                                       (1,089,026)       (745,602)
                                                                                        ------------    ------------
                                                                                           1,382,728         893,717
                                                                                        ------------    ------------

Marketable securities (note 4)                                                             5,690,371       5,780,707
Patents, trademarks, copyrights and licenses, net of accumulated amortization of
     $909,803 and $610,282, respectively (note 1)                                            123,017         934,468
Deferred issuance costs on convertible debentures, net of accumulated amortization of
     $172,476 and $0, respectively (note 7)                                                  127,408         850,250
                                                                                        ------------    ------------
                                                                                        $ 17,309,371    $ 25,451,666
                                                                                        ============    ============


Current liabilities:
     Accounts payable                                                                   $  1,103,174    $    461,331
     Line of credit advances (note 5)                                                      1,255,000       1,450,000
     Deferred revenue                                                                        649,178         542,758
     Accrued expenses (note 6)                                                             1,471,908       1,044,745
                                                                                        ------------    ------------
         Total current liabilities                                                         4,479,260       3,498,834

Convertible debentures (note 7)                                                            2,374,739      10,787,107
                                                                                        ------------    ------------
         Total liabilities                                                                 6,853,999      14,285,941
                                                                                        ------------    ------------

Stockholders' equity (note 9):
     Common stock, $.01 par value. Authorized, 20,000,000 shares; issued
         and outstanding 10,777,288 and 7,833,633 shares, respectively                       107,773          78,336
     Additional paid-in capital                                                           37,819,851      29,138,225
     Unrealized losses on marketable securities (note 4)                                    (134,753)       (176,477)
     Deferred compensation                                                                   (96,000)       (216,684)
     Notes receivable from sale of common stock                                             (117,623)       (297,173)
     Accumulated deficit                                                                 (27,123,876)    (17,360,502)
                                                                                        ------------    ------------
         Total stockholders' equity                                                       10,455,372      11,165,725

Commitments (note 11)
                                                                                        ------------    ------------
                                                                                        $ 17,309,371    $ 25,451,666
                                                                                        ============    ============

                 See accompanying notes to financial statements.



                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                     1996            1995           1994
                                                ------------    ------------    ------------
Sales:
     Identification systems (note 1)            $  6,821,025    $  6,069,382    $  7,353,263
     Maintenance and other services                1,506,247       1,228,632         652,127
       Other                                            --         1,800,000            --
                                                ------------    ------------    ------------
         Total                                     8,327,272       9,098,014       8,005,390
                                                ------------    ------------    ------------

Cost of sales:
     Identification systems (note 1)               3,814,167       3,040,428       4,243,718
     Maintenance and other services                2,367,314       1,644,330         753,385
       Other                                            --           588,654            --
                                                ------------    ------------    ------------
         Total                                     6,181,481       5,273,412       4,997,103
                                                ------------    ------------    ------------
Gross margin                                       2,145,791       3,824,602       3,008,287
                                                ------------    ------------    ------------

Selling, general and administrative expenses:
     Sales and marketing                           3,369,441       2,394,916       1,786,075
     Engineering and development                   4,569,751       2,854,592       3,618,385
     Depreciation and amortization                 1,049,584         529,687         480,981
     General and administrative                    2,753,444       1,700,017       1,296,864
                                                ------------    ------------    ------------
         Total expenses                           11,742,220       7,479,212       7,182,305
                                                ------------    ------------    ------------

Loss from operations                              (9,596,429)     (3,654,610)     (4,174,018)

Interest income                                      585,708         377,881         431,275
Interest expense                                    (752,653)        (47,826)        (54,572)
                                                ------------    ------------    ------------

         Net loss                               $ (9,763,374)   $ (3,324,555)   $ (3,797,315)
                                                ============    ============    ============

Loss per common share                           $      (1.03)   $      (0.43)   $      (0.49)
                                                ============    ============    ============

Weighted average common shares outstanding         9,451,015       7,814,144       7,696,551
                                                ============    ============    ============

                 See accompanying notes to financial statements.


                            DIGITAL BIOMETRICS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                           Common Stock        Additional    Deferred
                                       ---------------------    paid-in       Comp-                   Accumulated
                                          Shares     Amount     capital      ensation      Other        Deficit         Total
                                       --------------------------------------------------------------------------------------------
Balance September 30, 1993              7,394,837   $ 73,948  $27,263,230  $(195,388)   $            $(10,238,632)  $16,903,158
                                                                                                -
Restricted stock awards (note 9)           32,046        321      451,734   (452,055)           -               -             -
Amortization of deferred compensation           -          -            -    257,960            -               -       257,960
Exercise of employee stock options        317,838      3,178      492,761          -            -               -       495,939
Stock award for retirement plan (note 8)    5,090         51       57,733          -            -               -        57,784
Acquisition of Design Data, Inc.           38,148        382      581,370          -            -               -       581,752
Unrealized losses on marketable
    securities (note 4)                         -          -            -          -      (433,025)             -      (433,025)
Notes receivable from sale of
    common stock (note 9)                       -          -            -          -      (297,173)             -      (297,173)
Net loss                                        -          -            -          -            -      (3,797,315)   (3,797,315)
                                       --------------------------------------------------------------------------------------------
Balance September 30, 1994              7,787,959     77,880   28,846,828   (389,483)     (730,198)   (14,035,947)   13,769,080
Restricted stock awards (note 9)            6,360         63       41,937    (42,000)           -               -             -
Amortization of deferred compensation           -          -            -    214,799            -               -       214,799
Exercise of employee stock options         30,500        305       70,550          -            -               -        70,855
Stock award for retirement plan (note 8)    8,814         88       66,017          -            -               -        66,105
Change in unrealized loss on marketable                                                                         -
    securities (note 4)                         -          -            -          -      256,548                       256,548
Issuance of warrant in connection with
    convertible debentures (note 7)             -          -      112,893          -            -               -       112,893
Net loss                                        -          -            -          -            -      (3,324,555)   (3,324,555)
                                       --------------------------------------------------------------------------------------------
Balance September 30, 1995              7,833,633     78,336   29,138,225   (216,684)     (473,650)   (17,360,502)   11,165,725
Restricted stock awards (note 9)           17,456        175       71,825    (72,000)           -               -             -
Amortization of deferred compensation           -          -            -    192,684            -               -       192,684
Stock award for retirement plan (note 8)   16,831        168       94,506          -            -               -        94,674
Change in unrealized loss on marketable
    securities (note 4)                         -          -            -          -       41,724               -        41,724
Debt conversion (note 7)                2,751,868     27,519    8,201,870          -            -               -     8,229,389
Warrant exercise                          157,500      1,575      313,425          -            -               -       315,000
Forgiveness of notes receivable from
    sale of common stock (note 9)               -          -            -          -      179,550               -       179,550
Net loss                                        -          -            -          -            -      (9,763,374)   (9,763,374)
                                       --------------------------------------------------------------------------------------------
Balance September 30, 1996             10,777,288   $107,773  $37,819,851  $ (96,000)   $ (252,376)  $(27,123,876)  $10,455,372
                                       ==========================================================================================

                 See accompanying notes to financial statements.


                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                        1996           1995            1994
                                                                 --------------   -------------   -------------
Cash flows from operating activities:
       Net loss                                                   $ (9,763,374)   $ (3,324,555)   $ (3,797,315)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
                  Provision for doubtful accounts receivable           651,000         48,000          25,000
                  Provision for technological obsolescence             631,243         486,738         521,007
                  Deferred compensation amortization                   192,684         214,799         257,960
                  Depreciation and amortization                        864,183         551,715         506,876
                  Write-off of technology rights                       548,788            --              --
                  Loss on sale of marketable securities                   --              --           113,201
                  Loss on disposal of fixed assets                       8,305          10,071            --
                  Interest expense on debentures converted into
                      common stock                                     329,754            --              --
         Changes in operating assets and liabilities:
                  Accounts receivable                               (1,833,548)         33,506      (2,838,110)
                  Inventories                                       (2,389,220)        177,059      (1,093,373)
                  Prepaid expenses                                     (63,424)        (23,144)         11,632
                  Accounts payable                                     641,843        (352,467)         25,938
                  Deferred revenue                                     106,420          81,083          81,193
                  Accrued expenses                                     701,291         248,955         341,902
                                                                  ------------    ------------    ------------
         Net cash used in operating activities                      (9,374,055)     (1,848,240)     (5,844,089)
                                                                  ------------    ------------    ------------

Cash flows from investing activities:
         Acquisition of Design Data, Inc.                                 --              --          (293,779)
         Purchase of property and equipment                           (849,755)       (491,318)       (610,984)
         Proceeds from disposal of property and equipment                 --             7,599            --
         Patents, trademarks, copyrights and licenses                  (36,859)       (101,966)        (69,390)
         Purchase of marketable securities                                --              --          (151,500)
         Sale of marketable securities before maturity                 130,043         687,965       2,886,138
                                                                  ------------    ------------    ------------
         Net cash  (used in) provided by investing activities         (756,571)        102,280       1,760,485
                                                                  ------------    ------------    ------------

Cash flows from financing activities:
         Net line of credit (payments) advances                       (195,000)      1,450,000            --
         Exercise of warrants and options                              315,000          70,855         198,766
         Issuance of convertible debentures                         10,109,750            --              --
         Other                                                            --              --            (7,797)
                                                                  ------------    ------------    ------------

         Net cash provided by financing activities                  10,229,750       1,520,855         190,969
                                                                  ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents                        99,124        (225,105)     (3,892,635)

Cash and cash equivalents at beginning of year                         367,866         592,971       4,485,606
                                                                  ------------    ------------    ------------

Cash and cash equivalents at end of year                          $    466,990    $    367,866    $    592,971
                                                                  ============    ============    ============

Supplemental disclosure of cash flow information:
         Cash paid during the year for interest                   $     13,210    $     47,826    $     54,572
                                                                  ============    ============    ============

                 See accompanying notes to financial statements.



                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Digital Biometrics, Inc. (the Company) is engaged in the business of developing, manufacturing and marketing biometric identification products based primarily on electro-optical imaging technologies. The Company's products are marketed to law enforcement and regulatory agencies, and for commercial applications where positive identification is required of employees and customers. The Company's principal product is the TENPRINTER(R), a computer-based inkless "live-scan" system that electronically reads a fingerprint and creates a digital image. Approximately 99% of the Company's revenues in fiscal 1996 came from sales and maintenance of live-scan systems for law enforcement and regulatory agency customers.

STATEMENTS OF CASH FLOWS

     CASH AND CASH EQUIVALENTS:

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with a maturity date of three months or less to be cash equivalents.

     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Effective with their election at the annual stockholders' meeting held on February 21, 1996, the Company granted an aggregate of 17,456 shares of restricted common stock to its four non-employee directors. The grant resulted in $72,000 in additional common stock issued and an equal amount of deferred compensation expense which is being amortized on a straight-line basis over the three-year restriction period.

     Effective December 31, 1995, the Company issued 16,831 shares of common stock to satisfy the Company's discretionary matching to employees electing participation in the Company's 401(k) retirement plan. This issuance increased common stock and additional paid-in capital by $94,674 and resulted in compensation expense of the same amount.

     On September 29, 1995, the Company completed a private placement to offshore accredited investors of $10,900,000 of 8% Convertible Debentures due September 29, 1998 (the "Debentures"). Net proceeds to the Company after placement fees but before legal and other expenses were $10,109,750, recorded as a receivable on September 30, 1995.

     As of September 30, 1996, the Company has issued 2,751,868 shares of common stock for the conversion of principal aggregating $8,450,000 of the 8% Convertible Debentures plus $330,000 of accrued interest at an average conversion price of $3.19 per share.

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 70% of customer accounts receivable at September 30, 1996 were from government agencies, of which 40% was from a single customer. For the years ended September 30, 1996, 1995 and 1994, sales to two customers in 1996 accounted for 30%, sales to two customers in 1995 accounted for 52%, and one customer in 1994 accounted for 43%, respectively, of annual sales. Export sales were 15%, 21% and 3% of total sales, for the years ended September 30, 1996, 1995 and 1994, respectively

MARKETABLE SECURITIES

     Marketable securities consist of collateralized mortgage backed securities and U.S. Treasury zero coupon bonds. Based on information provided by the trustee, the average lives of these securities are 1.3 to 4.5 years. The Company has adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under SFAS 115, the Company classifies its marketable debt securities as available for sale and records these securities at fair market value. Net realized and unrealized gains and losses are determined on the specific identification cost basis.

     Unrealized gains and losses are reflected as a separate component of stockholders' equity. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to operations resulting in the establishment of a new cost basis for the security.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

     Costs associated with patents, trademarks and copyrights are capitalized and amortized over sixty months or the remaining life of the patent, trademark or copyright, whichever is shorter. The cost of software licenses related to purchased software are capitalized and amortized over thirty-six months or the life of the license, whichever is shorter. Accumulated amortization for the years ended September 30, 1996 and 1995 was $909,803 and $610,282, respectively. The Company wrote off $548,788 of unamortized technology rights costs during its fourth quarter of fiscal 1996 as a result of the company's decision to no longer actively pursue the technology acquired in the Design Data acquisition in 1994. Management periodically assesses the amortization period and recoverability of the carrying amount of intangible assets based upon an estimation of their value and future benefits of the recorded asset. Management has concluded that the carrying amount of the intangible assets is realizable.

WARRANTY COSTS

     Estimated product warranty costs are accrued at date of shipment.

REVENUE RECOGNITION

     Revenues from product sales are generally recognized on the date of shipment. The Company's standard terms of sale are payment due net in thirty days, f.o.b. Digital Biometrics, Inc. Terms of sale and shipment for certain procurements by municipal or other government agencies may, however, be subject to negotiation. In cases where the Company is required to purchase a performance bond or to deposit collateral in accordance with the terms of a contract, the Company's policy is to defer revenues under such contracts until the amount shipped exceeds the amount of the performance collateral or until the security is released by the bonding company.

     Maintenance revenues are recognized over the life of the contract on a straight-line basis.

     Revenue under contracts where a performance bond, collateral or customer acceptance is required, is not recognized until collateral requirements have been satisfied and customer acceptance has occurred. The Company's performance for any period is not necessarily indicative of sales trends or future performance. The nature of the law enforcement market and the government procurement process are expected to result in an irregular and unpredictable revenue cycle for the Company.

ENGINEERING AND DEVELOPMENT ARRANGEMENTS

     Engineering and development costs are expensed as incurred. Engineering and development expenses during 1996 include fourth quarter charges of $374,000 related to adjustments of unreimbursed manufacturing setup costs related to an international development project. After adjustments, engineering and development expenses for fiscal 1996 and 1995 are net of a reimbursement of $87,700 and $772,500, respectively, from a company with which there is a teaming agreement for an international development project.

NET LOSS PER COMMON SHARE

     Net loss per common share is determined by dividing the net loss by the weighted average number of shares of common stock and dilutive common share equivalents outstanding. Common share equivalents have been excluded from the computation of net loss per share as their effect is anti-dilutive.

INCOME TAXES

     The Company has adopted the asset and liability method of accounting for income taxes of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amount and tax basis of assets and liabilities. The Company provides for deferred taxes at the enacted tax rate that is expected to apply when the temporary differences reverse. There was no cumulative effect of this accounting change.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) INVENTORY

     Inventory is valued at standard cost which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following.


                                              September 30,
                                         1996                 1995
                                  -----------------     -----------------

               Raw materials            $1,934,371            $1,187,955
               Work in process             717,696               197,947
               Finished goods              981,592               489,780
                                  =================     =================
                                        $3,633,659            $1,875,682
                                  =================     =================

     As a result of the successful introduction of the S-Series TENPRINTER in the fourth quarter of fiscal 1996, inventory at September 30, 1996 is net of $350,000 relating to excess field service spare parts and $282,000 relating to prior generation demonstration TENPRINTER systems charged to operations in the Company's fiscal 1996 fourth quarter.

(3) PROPERTY AND EQUIPMENT

     Furniture and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives, generally 3 to 5 years. Leasehold improvements are amortized over the estimated useful life of the asset or lease term, whichever is shorter. Property and equipment consist of the following:

                                                                September 30,
                                                           1996                  1995
                                                    -----------------     -----------------

               Leasehold improvements                    $   172,222           $   113,257
               Office furniture and equipment                835,933               639,370
               Manufacturing equipment                       193,612               138,391
               Engineering equipment and tooling           1,269,987               748,301
                                                    =================     =================
                                                         $ 2,471,754           $ 1,639,319
                                                    =================     =================

(4) MARKETABLE SECURITIES

     Marketable securities consist primarily of collateralized mortgage backed securities. Net realized and unrealized gains and losses are determined on the specific identification cost basis. Unrealized gains and losses are reflected as a separate component of stockholders' equity. Current investments in marketable securities have maturities ranging from 2005 to 2016.

     The unrealized loss for available-for-sale marketable securities is as follows.

                                                           September 30,
                                                      1996                1995
                                               -----------------     -----------------

               Fair market value                    $5,690,371            $5,780,707
               Amortized cost                        5,825,124             5,957,184
                                               -----------------     -----------------
               Unrealized gain (loss)               $ (134,753)           $  (176,477)
                                               =================     =================

(5) LINES OF CREDIT

     The Company has a $4,000,000 line of credit with Norwest Bank Minnesota N.A. Borrowings under this line of credit are secured by marketable securities and are limited to the amount of marketable securities held as collateral by the bank. Borrowings under the line were $1,255,000 on September 30, 1996 and bear interest at rates from 7.66% to 7.81%. The line is payable upon demand and expires in May 1997.

     The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate (8.25% on September 30, 1996), is payable upon demand and expires in March 1997. There were no amounts borrowed under the line at September 30, 1996.

(6) ACCRUED EXPENSES

                                                              September 30,
                                                        1996                1995
                                                   ---------------     ---------------
               Accrued expenses consist of:
                   Accrued salaries                    $  442,701          $  127,281
                   Accrued vacation                       112,665             105,734
                   Payroll taxes payable                   55,561             500,000
                   Sales taxes payable                     22,953              34,818
                   Accrued warranty                       128,500              58,100
                   Accrued interest payable               205,529               2,799
                   Other accrued expenses                 503,999             216,013
                                                   ===============     ===============
                                                       $1,471,908          $1,044,745
                                                   ===============     ===============

     Accrued salaries at September 30, 1996 include $330,000 for severance costs related to the retirement of the Company's president and chief executive officer. The Company is an unsecured creditor in the bankruptcy filing of Minnesota-based Corporate Financial Services (CFS), the Company's former payroll processing service provider. At September 30, 1995 an unsecured amount of $500,000 represents payroll taxes paid by the Company to CFS for deposit with the Internal Revenue Service and various state revenue agencies. Contrary to deposits listed as paid on Company payroll tax returns filed by CFS with the taxing authorities, the Company's deposits were not paid by CFS.

(7) CONVERTIBLE DEBENTURES

     On September 29, 1995, the Company completed a private placement to offshore accredited investors of $10,900,000 of 8% Convertible Debentures due September 29, 1998 (the "Debentures"). Net proceeds to the Company after placement fees but before legal and other expenses were $10,109,750. The Debentures are convertible one third after 45 days, one third after 75 days and one third after 105 days at the option of the Debenture holder. The Company has the right to redeem the debentures prior to conversion. The conversion price is equal to the lesser of $7.00 per common share or 85% of the average trading price for any five consecutive trading days before conversion. Interest accrued on the Debentures is payable in common stock at the time of conversion at the conversion price as described above. In addition to the cash placement fee, a warrant to purchase 112,893 shares of the Company's common stock at $8.40 per share was granted to the placement agent for this offering. The warrant was valued at $112,893, which is reflected as a discount on the Debentures and is being amortized as interest expense over the term of the Debentures. Net proceeds to the Company were used for working capital, product development and other general corporate purposes.

     As of September 30, 1996, the Company has issued 2,751,868 shares of common stock for the conversion of principal aggregating $8,450,000 of the 8% Convertible Debentures plus $330,000 of accrued interest at an average conversion price of $3.19 per share.

(8) RETIREMENT PLAN

     Effective January 1, 1992, the Company adopted a profit-sharing and savings plan (the Plan) classified as a defined contribution plan and qualifying under
Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer a portion of their annual compensation through pre-tax contributions to the Plan. At the discretion of the Board of Directors, the Company may make matching contributions up to an amount equal to 50 percent of the contributions made by each employee, subject to a maximum contribution for each employee of five percent of compensation. The Board may also make other discretionary contributions to the Plan. Matching contributions for the years ended September 30, 1996 and 1995 resulted in accrued compensation expense of $81,184 and $73,354, respectively. Matching contributions have been paid through issuance of Company common stock.

(9) STOCKHOLDERS' EQUITY

CAPITAL STOCK

     Effective December 31, 1995, the Company issued 16,831 shares of common stock to satisfy the Company's discretionary matching to employees electing participation in the Company's 401(k) retirement plan. This issuance increased common stock and additional paid-in capital by $94,674 and resulted in compensation expense of the same amount.

SHAREHOLDER RIGHTS PLAN

     In May, 1996 the Board of Directors adopted a Shareholder Rights Plan. The Plan is designed to enable the Company and its Board of Directors to develop and preserve long-term value for stockholders and to protect stockholders in the event an attempt is made to acquire control of the Company without an offer of fair value to all stockholders. Under the Plan, each stockholder of record beginning at the close of business on May 15, 1996, will receive as a dividend one right for each share of DBI common stock held. The rights expire on April 30, 2006.

STOCK OPTIONS

     In order to attract and retain employees and directors, while preserving cash resources, the Company has, since its inception, utilized stock option awards issued through various stock option plans and employment arrangements. As of September 30, 1996 there were issued and outstanding options for 882,600 shares of common stock issued to employees and directors of which options to purchase 530,433 shares were currently exercisable.

     On January 14, 1994, two executive officers exercised options for 88,438 and 135,000 shares of common stock, respectively, at an exercise price of $1.33 per share. Pursuant to terms of the stock option plans, the Company loaned the total exercise amount to the executive officers in return for non-interest bearing promissory notes, secured by common stock issued. The notes, which aggregate $117,623 and $297,173 at September 30, 1996 and 1995, are reflected as a reduction of stockholders' equity. In the fourth quarter of fiscal 1996, the President and Chief Executive Officer retired from the Company effective with the hiring of his replacement. In connection with the executive's severance package, $179,550 of notes receivable were forgiven by the Company.

     During fiscal 1996, the Company granted 110,500 discretionary stock option awards to certain of its executive officers and employees. These options are exercisable at prices from $5.50 to $6.25 per share and expire in 2006.

     Details of the status of stock options as of September 30, 1996 are included in the table below.

                                                                                                    As of September 30, 1996
                                                                                                  ------------------------------
                                                                     Options                                         Options
      Stock Options Issued           Exercise        Options         Canceled        Options         Options        Currently
          Pursuant to:                 Price         Granted        or Expired      Exercised      Outstanding     Exercisable
---------------------------------- -------------- --------------- --------------- --------------- --------------- --------------

Employment Arrangements
      1991 and prior                  $1.33-2.00         193,388               -         179,888          13,500         13,500

1990 Stock Option Plan
      1991 and prior                       $1.67         174,000               -         156,500          17,500         17,500
      1992                            $8.00-8.50          40,200          12,800           7,900          19,500         19,500
      1993                          $10.63-15.75         240,500          22,500               -         218,000        218,000
      1994                          $5.875-14.75         170,100          25,500               -         144,600        106,600
      1995                          $7.4375-9.00         339,500          48,000               -         291,500         87,833
      1996                            $5.50-6.25         110,500               -               -         110,500              -
                                                  --------------- --------------- --------------- --------------- --------------
Total                                                  1,268,188         108,800         344,288         815,100        462,933
                                                  =============== =============== =============== =============== ==============

   Non-Employee Director Stock
           Option Plan

      1991 and prior                  $1.67-2.00          90,000               -          45,000          45,000         45,000
      1992                                 $9.50          30,000           7,500               -          22,500         22,500
                                                  --------------- --------------- --------------- --------------- --------------
Total                                                    120,000           7,500          45,000          67,500         67,500
                                                  =============== =============== =============== =============== ==============

RESTRICTED STOCK

     Effective October 1, 1992 the Board of Directors adopted the 1992 Restricted Stock Plan (the Plan) pursuant to which awards of restricted stock may be made to employees and non-employee directors of the Company. The Plan serves as a means of providing annual bonus amounts to executive employees and as the means of compensation of non-executive directors effective with each director's election at the annual meeting of stockholders. Restricted stock awards vest over a three-year period.

     Details of the status of restricted stock awards as of September 30, 1996 are included in the table below.

                                                                                              Net Deferred       Balance of
                                                                               Deferred       Compensation        Deferred
                                           Restricted       Fair Market      Compensation        Expense        Compensation
      Restricted Stock Granted to            Shares          Value at         Expense at    Amortization for         at
          Executive Officers                Granted        Date of Grant    Date of Grant      Fiscal 1996     September 30,
--------------------------------------------------------------------------------------------------------------------------------
                 1991                            15,000           $6.08          $  91,250       $        -         $  76,455
                 1992                            15,000           $8.50            127,500                -           142,485
                 1993                            11,000           $7.50             82,500                -           135,388
                 1994                            24,546          $14.75            362,055          120,684           279,483
                 1995                                 -               -                  -                -           120,684
                 1996                                 -               -                  -                -                 -
                                       -------------------
                      Total                      65,546
                                       ===================


      Restricted Stock Granted to
        Non-Executive Directors
                 1993                             6,500          $12.00             78,000            8,000            60,000
                 1994                             6,000          $12.00             72,000           24,000           110,000
                 1995                             8,860           $8.13             72,000           24,000            96,000
                 1996                            17,456           $4.13             72,000           16,000            96,000
                                       -------------------
                      Total                      38,816
                                       ===================

WARRANTS

     The Company has warrants outstanding at September 30, 1996 for the purchase of 212,893 shares of its common stock. The warrants are currently exercisable and expire at various times through September 29, 2000. The exercise prices per share range from $8.40 to $12.10. On November 29, 1995 a warrant to purchase 157,500 shares of common stock was exercised at a price of $2.00 per share.

(10) INCOME TAXES

     There is no provision for income taxes since a valuation allowance has been established equal to the corresponding net deferred tax asset.

     At September 30, 1996 the Company has carryforwards of net operating losses and research and development tax credits of $23,700,000 and $1,000,731, respectively. These carryforwards expire as follows:

                                           Net                 Research and
                                        Operating               Development
                                           Loss                 Tax Credit
                                   -------------------      ------------------

               1999                       $   346,711              $   15,236
               2000                           116,546                   1,997
               2001                                 -                   6,343
               2002                           547,523                  40,774
               2003                           993,803                  68,109
               2004                            22,477                   1,497
               2005                         1,387,756                       -
               2006                         1,310,521                  34,307
               2007                         2,084,429                  63,736
               2008                         2,248,457                 133,548
               2009                         4,605,122                 307,704
               2010                         2,734,225                 111,480
               2011                         7,302,430                 216,000
                                   ===================      ==================
                                          $23,700,000              $1,000,731
                                   ===================      ==================

     Due to uncertainty of the realization of deferred tax assets, the Company has established a valuation allowance equal to net deferred tax assets. The change in the valuation allowance for the years ended September 30, 1996 and 1995 is as follows:

                                                   1996               1995
                                              -----------------   ----------------

               Balance at beginning of year       $  8,099,000         $6,458,000
               Change in valuation allowance         3,402,000          1,641,000
                                              =================   ================
                                                  $ 11,501,000         $8,099,000
                                              =================   ================

     The current and long-term deferred income tax asset and liability amounts as of September 30, 1996 and 1995 were composed of the following:

                                                                         1996                     1995
                                                                    ------------------      -----------------
         Current and long-term deferred income tax asset resulting
         from future deductible temporary differences are:
               Accounts receivable allowance                          $     277,000           $     44,000
               Inventory capitalization                                      39,000                 20,000
               Other accrued expenses                                       704,000                381,000
               Research and development tax credit carryforwards          1,001,000                894,000
               Net operating loss carryforwards                           9,480,000              6,760,000
                                                                    ------------------      -----------------
                                                                         11,501,000              8,099,000
                                                                        (11,501,000)            (8,099,000)
                                                                    ==================      =================
                                                                      $           0           $          0
                                                                    ==================      =================

     The aforementioned carryforwards are subject to the limitation provisions of Internal Revenue Code sections 382 and 383. These sections provide limitations on the availability of net operating losses and credits to offset current taxable income and related income taxes when an ownership change has occurred. The Company's initial public offering in December 1990 resulted in an ownership change pursuant to these provisions and, accordingly, the use of the above carryforwards is subject to an annual limitation. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the long-term federal tax exempt rate. A total of $3,700,000 of the net operating loss carryforwards at September 30, 1996 is subject to the annual net operating loss limitation, estimated at $350,000. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $20,000,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards. Approximately $2,200,000 of the $20,000,000 net operating loss carryforwards relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital.

(11) LEASE COMMITMENTS

     The Company leases its primary office and production facility under an operating lease that expires in April, 2001. Annual base rent under the lease agreement is approximately $237,000 and the Company is obligated to pay a pro rata share for property taxes, maintenance and other operating expenses. The Company leases a separate sales and service office in Los Angeles, California under an operating lease that expires in December, 1997 and a sales office in Washington, D.C. on a year-to-year lease arrangement. Rent expense for operating leases for 1996, 1995 and 1994 was $329,400, $338,300 and $275,700,
respectively. Future minimum payments on operating leases for the years ending September 30, 1997, 1998, 1999, 2000 and 2001 are $360,000, $303,500, $320,800,
$338,000 and $197,200, respectively.

(12) RELATED PARTY TRANSACTIONS

     In fiscal 1996, 1995 and 1994, legal services in the amount of $51,595, $59,123 and $45,808, respectively, were provided to the Company by a law firm in which a Director and stockholder of the Company is a partner.

(13) LITIGATION

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

     On August 27, 1996, the judge assigned to the case granted a partial summary judgment in favor of Identix dismissing the Company's claims of patent infringement with respect to Identix's Touchprint 600 product line. A predecessor product, the Touchprint 900, received a similar ruling in favor of Identix on December 20, 1996. The Company intends to appeal the court's decision of non-infringement. The interpretation of patents is ultimately decided by a special patent Court of Appeals in Washington D.C. A prediction of the final outcome of the appeal is not possible. However, in the event the Company does not prevail in this litigation, its competitive position may be materially and adversely affected.

     There are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.


ITEM 9. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

     The Company has not changed its independent auditors nor has the Company had any disagreements with its independent auditors on matters of accounting or financial disclosure.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company is incorporated herein by reference to the descriptions set forth under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held March 18, 1997 (the "1997 Proxy Statement"). Set forth below are the names, ages and positions of the executive officers of the Company.

                                                                                              YEAR FIRST
                                                                                                BECAME
                     NAME                                 TITLE                        AGE      OFFICER
           Jack A. Klingert           President and Chief Executive Officer            67        1987

           Glenn M. Fishbine          Senior Vice President - Technology               44        1985

           Louis C. Petsolt           Vice President - Marketing and Sales             62        1989

           Paul J. Skrip              Vice President - Manufacturing                   51        1994

           Donald E. Berg             Vice President - Finance and Administration,     43        1991
                                      Secretary and Treasurer

     The following discussion describes the business experience and background of the executive officers of the Company.

     JACK A. KLINGERT. Mr. Klingert served as the Company's Chairman from 1987 through October 1996, and has served as the Company's President and Chief Executive Officer since 1987. Mr. Klingert has announced his retirement from the Company, effective with the hiring of a new President and Chief Executive Officer. Prior to joining the Company in April 1987, Mr. Klingert, from 1964 to 1987, held a number of senior level management positions with Control Data Corporation ("CDC") involving market development, regional management, corporate administration and other management tasks, Mr. Klingert was also a member of CDC's policy committee. While at CDC, Mr. Klingert was extensively involved in identifying new markets and developing operations in emerging international markets, including negotiating and concluding several sizable contracts with foreign businesses and governments. From 1958 to 1964, Mr. Klingert worked on various classified scientific and systems programming projects in the Departments of Theoretical Physics and Computation at the Lawrence Livermore National Laboratories, Livermore, California.

     GLENN M. FISHBINE. Mr. Fishbine is a founder of the Company and serves as the Company's Senior Vice President - Technology. Mr. Fishbine is the principal developer of the Company's TENPRINTER product. Prior to co-founding the Company, Mr. Fishbine was a Project Manager from 1983 to 1985 for Saturn Systems, Inc., a developer of software systems. From 1981 to 1983, Mr. Fishbine was Director of Technical Services at PBS Computing. From 1981 to 1982, Mr. Fishbine also served as a consultant to NEC Corporation, redesigning for use in the Japanese law enforcement environment a computerized Crime Analysis System which had been previously developed by him. Mr. Fishbine also provided NEC with consulting services in connection with its first AFIS sale in the United States. From 1976 to 1981, Mr. Fishbine served as MIS Director for the Minnesota Crime Prevention Center, Inc., a government-sponsored crime analysis program, where he directed the systems division in its software engineering projects.

     LOUIS C PETSOLT. Mr. Petsolt joined the Company as a consultant in July 1989 and became a full time employee in October 1989. Prior to joining the Company, from 1963 to 1986, Mr. Petsolt held a number of senior management positions in marketing, sales and operations for Control Data Corporation, and various executive positions, including President of IXI Laboratories, Inc. and CEO of IXI's affiliated company, Quik Media Service Corporation from 1986 to 1987, and Executive Vice President of Caswell Shooting Clubs, Inc. from 1987 to 1989.

     PAUL J SKRIP. Mr. Skrip was employed by the Company effective June 20, 1994. Prior to joining the Company, Mr. Skrip was for the prior four years Vice President of Operations, VerSaTil Associates, Inc., a manufacturer of precision machined parts for the high technology and defense industries. Prior to Mr. Skrip's employment at VerSaTil Associates, Inc., he was manager of Manufacturing Engineering at the Physical Electronics Division of Perkin Elmer Corporation.

     DONALD E. BERG. Mr. Berg was employed by the Company effective May 1, 1991. Prior to joining the Company, Mr. Berg was a partner in the Minneapolis office of KPMG Peat Marwick LLP ("KPMG"). While at KPMG, Mr. Berg served as national director of the firm's Medical Technology practice and provided services primarily to emerging high technology businesses, including both privately held and publicly traded companies. Mr. Berg was employed by KPMG from September 1976 to April 1991.

EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS

     All employees of the Company have executed Employee Confidentiality, Non-Competition and Proprietary Rights Agreements which entitle the Company to all inventions while an employee and prohibit the employee from disclosing confidential information and competing with the Company directly or indirectly for one year following termination of employment.

ITEMS 11, 12 AND 13.  EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP

     The information called for by Items 11, 12 and 13 is incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A which includes the election of directors and will be filed with the Commission within 120 days after the end of the fiscal year.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements
                           Independent Auditors' Report
                           Balance Sheets: September 30, 1996 and 1995
                           Statements of Operations: Years ended September 30,
                                    1996, 1995 and 1994
                           Statements of Stockholders' Equity: Years ended
                                    September 30, 1996, 1995 and 1994
                           Statements of Cash Flows: Years ended September 30,
                                    1996, 1995 and 1994
                           Notes to Financial Statements

         2.       Exhibits
         3.1 Articles of Incorporation of Digital Biometrics, Inc., as amended**
         3.2      By-Laws of Digital Biometrics, Inc., as amended
         4.0      8% Convertible Debentures##
         4.1      Registration Rights Agreement##
         4.2      Warrant Agreement##
         4.3 Rights Agreement dated as of May 2, 1996 between Company and Norwest Bank Minnesota NA###
         10.1     1990 Stock Option Plan*
         10.2     1992 Restricted Stock Plan*
         10.3     Lease for Company Premises dated April 18, 1996
         11.0     Statement re Computation of Earnings (Loss) Per Share
         23.0     Consent of KPMG Peat Marwick LLP
         99.0 Registration Statement on Form S-8 and Post-effective Amendment No. 1 thereto (Incorporated by reference to Commission File No. 33-41510)
         99.1 Registration Statement on Form S-8 (Incorporated by reference to Commission File No. 33-63984)

                        * Incorporated by reference from the Company's Registration Statement on Form S-1, effective April 21, 1993 (Commission File No. 33-58650)

                        ** Incorporated by reference from the Company's Registration Statement on Form S-1, effective August 14, 1991 (Commission File No. 33-41080)

                        *** Incorporated by reference from the Company's Annual Report Form 10-K for the fiscal year ended September 30, 1993

                        # Incorporated by reference from the Company's Registration Statement on Form S-18, effective December 6, 1990 (Commission File No. 33-36939C)

                        ## Incorporated by reference from the Company's Form 8-K dated October 19, 1995

                       ### Incorporated by reference from the Company's Form 8-A filed May 10, 1996 (File No. 18856)

(b)      Reports on Form 8-K
         There were no reports on Form 8-K filed during the three months ended September 30, 1996.

(c) Exhibits begin on page 38 and financial statement schedule begins on page 40.


                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MINNETONKA, MINNESOTA, ON THIS 27TH DAY OF DECEMBER, 1996.

DIGITAL BIOMETRICS, INC.
------------------------
       (REGISTRANT)                 s/ Jack A. Klingert
                                    -------------------
                                      Jack A. Klingert
                           President and Chief Executive Officer
                                  Dated: December 27, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED.


                                 TITLE
                                 -----

s/ Jack A. Klingert
------------------------------
Jack A. Klingert                 President, Chief Executive Officer and Director (principal executive officer)

s/ Donald E. Berg
------------------------------
Donald E. Berg                   Vice President-Finance, Secretary and Treasurer (principal financial and accounting officer)

s/ Glenn M. Fishbine
------------------------------
Glenn M. Fishbine                Senior Vice President-Technology and Director

s/ George Latimer
------------------------------
George Latimer                   Director

s/ C. McKenzie Lewis III
------------------------------
C. McKenzie Lewis III            Chairman of the Board of Directors

s/ Jon H. Magnusson
------------------------------
Jon H. Magnusson                 Director

s/ Stephen M. Slavin
------------------------------
Stephen M. Slavin                Director



          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
Digital Biometrics, Inc.:

     Under date of December 20, 1996, we reported on the balance sheets of Digital Biometrics, Inc. as of September 30, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                KPMG Peat Marwick LLP

Minneapolis, Minnesota
December 20, 1996



                                                                     SCHEDULE II

                            DIGITAL BIOMETRICS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                           Additions
                                               ----------------------------------
                               Balance at        Charged to        Charged to                          Balance at
                              Beginning of        Costs and          Other                               End of
       Description                Year            Expenses          Accounts         Deductions           Year
--------------------------- ------------------ ---------------- ----------------- ----------------- ------------------

Allowance for Doubtful
Accounts

          1994                 $  38,000        $  25,000            $     --          $     --          $  63,000

          1995                    63,000           48,000                  --                --            111,000

          1996                   111,000          651,000 (a)              --            69,466(b)         692,534

(a) Includes fourth quarter charge of $540,000 for possible write downs in accounts receivable related to contracts for live-scan technology.

(b)  Write-off of bad debts.