Form 10-Q
period 1996-12-31
DIGITAL BIOMETRICS INC
filed 1997-02-14
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1996
                              ----------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File Number:        0-18856
                       ----------------------

                            DIGITAL BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       41-1545069
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


     5600 Rowland Road, Minnetonka, Minnesota                      55343
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

    Common Stock, $.01 par value        January 31, 1997 - 11,362,016 shares
              (Class)                               (Outstanding)




                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1996
                                      INDEX

PART I - FINANCIAL INFORMATION:
                                                                         PAGE
         ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)
                                BALANCE SHEETS                             3
                                STATEMENTS OF OPERATIONS                   4
                                STATEMENTS OF CASH FLOWS                   5
                                NOTES TO FINANCIAL STATEMENTS              6

         ITEM 2.           MANAGEMENT'S DISCUSSION AND                    14
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION:

         ITEM 1.           LEGAL PROCEEDINGS                              22

         ITEM 6.    (a)    EXHIBITS                                       22
                    (b)    REPORTS ON FORM 8-K                            22


SIGNATURES                                                                23

EXHIBIT 11                 STATEMENT RE:  COMPUTATION OF LOSS             24
                           PER SHARE

EXHIBIT 27                 FINANCIAL DATA SCHEDULE

TENPRINTER(R) and the Company's mechanical hand logo have been registered as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the SQUID(TM) trademark. In addition, FC-5(TM), FC-6(TM), FC-7(TM), FC-11(TM), FC-21(TM) and FC-22(TM) are trademarks of the Company.



                            DIGITAL BIOMETRICS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                          December 31,      September 30,
                                                                                              1996              1996
                                                                                          ------------      -------------
Current assets:
     Cash and cash equivalents (note 2)                                                   $    525,043      $    466,990
     Accounts receivable, less allowance for doubtful accounts of $577,884 and
         $692,534, respectively                                                              5,630,890         5,676,849
     Inventory (note 4)                                                                      4,069,566         3,633,659
     Prepaid expenses and other costs                                                          376,037           208,349
                                                                                          ------------      ------------
         Total current assets                                                               10,601,536         9,985,847
                                                                                          ------------      ------------

Property and equipment                                                                       2,514,674         2,471,754
     Less accumulated depreciation and amortization                                         (1,204,079)       (1,089,026)
                                                                                          ------------      ------------
                                                                                             1,310,595         1,382,728
                                                                                          ------------      ------------

Marketable securities (notes 2 and 3)                                                        5,398,844         5,690,371
Patents, trademarks, copyrights and licenses, net of accumulated amortization of
     $207,721 and $192,899, respectively                                                       120,712           123,017
Deferred issuance costs on convertible debentures, net of accumulated amortization of
     $187,319 and $172,476, respectively (note 7)                                              100,106           127,408
                                                                                          ------------      ------------
                                                                                          $ 17,531,793      $ 17,309,371
                                                                                          ============      ============


Current liabilities:
     Accounts payable                                                                     $    676,592      $  1,103,174
     Line of credit advances (note 5)                                                        2,905,000         1,255,000
     Deferred revenue                                                                          700,562           649,178
     Accrued expenses (note 6)                                                               1,337,422         1,471,908
                                                                                          ------------      ------------
         Total current liabilities                                                           5,619,576         4,479,260

Convertible debentures (note 7)                                                              2,134,147         2,374,739
                                                                                          ------------      ------------
         Total liabilities                                                                   7,753,723         6,853,999
                                                                                          ------------      ------------

Stockholders' equity (note 8):
     Common stock, $.01 par value. Authorized, 20,000,000 shares; issued
         and outstanding 10,916,485 and 10,777,288 shares, respectively                        109,165           107,773
     Additional paid-in capital                                                             38,165,445        37,819,851
     Unrealized losses on marketable securities (notes 2 and 3)                                (84,411)         (134,753)
     Deferred compensation                                                                     (78,000)          (96,000)
     Notes receivable from sale of common stock                                               (117,623)         (117,623)
     Accumulated deficit                                                                   (28,216,506)      (27,123,876)
                                                                                          ------------      ------------
         Total stockholders' equity                                                          9,778,070        10,455,372

Commitments (note 9)
                                                                                          ------------      ------------
                                                                                          $ 17,531,793      $ 17,309,371
                                                                                          ============      ============

                 See accompanying notes to financial statements.



                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                           December 31,
                                                      1996              1995
                                                  ------------      ------------
Sales:
     Identification systems                       $  1,616,314      $  2,168,871
     Maintenance and other services                    399,159           350,223
                                                  ------------      ------------
         Total sales                                 2,015,473         2,519,094
                                                  ------------      ------------

Cost of sales:
     Identification systems                            848,697           987,944
     Maintenance and other services                    556,944           424,234
                                                  ------------      ------------
         Total cost of sales                         1,405,641         1,412,178
                                                  ------------      ------------
     Gross margin                                      609,832         1,106,916
                                                  ------------      ------------

Selling, general and administrative expenses:
     Sales and marketing                               525,969           629,676
     Engineering and development                       688,229           939,874
     Depreciation and amortization                      82,424           138,659
     General and administrative                        386,158           482,783
                                                  ------------      ------------
         Total expenses                              1,682,780         2,190,992
                                                  ------------      ------------

Loss from operations                                (1,072,948)       (1,084,076)

Interest income                                         86,934           202,400
Interest expense                                      (106,616)         (308,129)

                                                  ------------      ------------
         Net loss                                 $ (1,092,630)     $ (1,189,805)
                                                  ============      ============

Loss per common share                             $      (0.10)     $      (0.15)
                                                  ============      ============

Weighted average common shares outstanding          10,862,607         7,891,840
                                                  ============      ============

                 See accompanying notes to financial statements.



                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                             December 31,
                                                                   -------------------------------
                                                                        1996              1995
                                                                   -------------     -------------
Cash flows from operating activities:
         Net loss                                                  $ (1,092,630)     $ (1,189,805)
         Adjustments to reconcile net loss to net cash used in
         operating activities:
                  Provision for doubtful accounts receivable              5,000            35,000
                  Deferred compensation amortization                     18,000            48,171
                  Depreciation and amortization                         143,815           149,633
                  Loss on disposal of fixed assets                         --               7,360
                  Interest expense on debentures converted
                         into common stock                                1,667            16,088

         Changes in operating assets and liabilities:
                  Accounts receivable                                    40,959          (768,600)
                  Inventories                                          (435,907)          (19,065)
                  Prepaid expenses                                     (168,107)         (114,037)
                  Accounts payable                                     (426,582)          267,054
                  Deferred revenue                                       51,384          (105,162)
                  Accrued expenses                                      (11,304)           82,482
                                                                   ------------      ------------
         Net cash used in operating activities                       (1,873,705)       (1,590,881)
                                                                   ------------      ------------

Cash flows from investing activities:
         Purchase of property and equipment                             (42,920)         (179,955)
         Patents, trademarks, copyrights and licenses                   (12,516)          (20,071)
         Sale of marketable securities before maturity                  337,194              --
                                                                   ------------      ------------
         Net cash provided by (used in) investing activities            281,758          (200,026)
                                                                   ------------      ------------

Cash flows from financing activities:
         Exercise of warrants                                              --             315,000
         Issuance of convertible debentures                                --          10,109,750
         Net advances (payments) on line of credit                    1,650,000        (1,450,000)
                                                                   ------------      ------------
         Net cash provided by financing activities                    1,650,000         8,974,750
                                                                   ------------      ------------

Increase in cash and cash equivalents                                    58,053         7,183,843

Cash and cash equivalents at beginning of period                        466,990           367,866
                                                                   ------------      ------------

Cash and cash equivalents at end of period                         $    525,043      $  7,551,709
                                                                   ============      ============

                 See accompanying notes to financial statements.



                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

(2) ACCOUNTING POLICIES

INVENTORY

         Inventory is valued at standard cost which approximates the lower of first-in, first-out (FIFO) cost or market.

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 70% of customer accounts receivable at December 31, 1996 were from government agencies, of which 26% was from a single customer. For the three-month period ended December 31, 1996, sales to two customers accounted for 17% and 12% of sales. Sales to two customers during the three-month period ended December 31, 1995 accounted for 40% and 10% of period sales. Export sales for the three-month period ended December 31, 1996 were less than 1% as compared to 39% for the same period in 1995.

MARKETABLE SECURITIES

         Marketable securities consist primarily of collateralized mortgage backed securities (see note 3). The Company has adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under SFAS 115, the Company classifies its marketable debt securities as available for sale and records these securities at fair market value. Net realized and unrealized gains and losses are determined on the specific identification cost basis.

         Unrealized gains and losses are reflected as a separate component of stockholders' equity. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to operations resulting in the establishment of a new cost basis for the security. Realized losses on sales of marketable securities are reported as a reduction in interest income. There were no realized losses on sales of marketable securities for the three-month periods ended December 31, 1996 or 1995.

PROPERTY AND EQUIPMENT

         Furniture and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives, generally 3 to 5 years. Leasehold improvements are amortized over the estimated useful life of the asset or lease term whichever is shorter.

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

WARRANTY COSTS

         Estimated product warranty costs are accrued at date of shipment. Accrued warranty costs at December 31, 1996 were $84,000 compared with $129,000 at September 30, 1996.

REVENUE AND REVENUE RECOGNITION

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

ENGINEERING AND DEVELOPMENT ARRANGEMENTS

         Engineering and development costs are expensed as incurred. Engineering and development expenses for the three-month period ended December 31, 1995 are net of reimbursements of $462,000 from a company with which there is a teaming agreement on an international development project.

STATEMENT OF CASH FLOWS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents include primarily U.S. Government money market funds and A-1, P-1 rated commercial paper.

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                           Three Months Ended
                                                              December 31,
                                                           1996          1995
                                                         --------      -------

             Cash paid during the period for interest    $37,370       $9,866
                                                         =======       ======

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

                                          December 31,      September 30,
                                              1996              1996
                                          ------------      -------------

               Fair market value           $5,398,844        $5,690,371
               Amortized cost               5,483,255         5,825,124
                                           ----------        ----------
               Unrealized loss             $  (84,411)       $ (134,753)
                                           ==========        ==========

(4) INVENTORY

         Inventory is valued at standard which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                          December 31,      September 30,
                                              1996               1996
                                          ------------      -------------

               Raw materials               $1,744,553        $1,934,371
               Work in process                682,747           717,696
               Finished goods               1,642,266           981,592
                                           ----------        ----------
                                           $4,069,566        $3,633,659
                                           ==========        ==========

(5) LINES OF CREDIT

         The Company has a $4,000,000 line of credit with Norwest Bank Minnesota N.A. Borrowings under this line of credit are secured by marketable securities and are limited to the amount of marketable securities held as collateral by the bank. Borrowings under the line were $2,905,000 on December 31, 1996 and bear interest at rates from 7.56% to 8.25%. Depending on the timing of accounts receivable collection, the line may reach the maximum borrowings allowed during fiscal 1997. The line is payable upon demand and expires in May 1997.

         The Company entered into a receivables financing line of credit effective October 1, 1996 for the lesser of eligible receivables or $3,500,000 with Norwest Business Credit. Borrowings under this line of credit are secured by all assets of the Company. There were no borrowings under the line at December 31, 1996. The line will bear interest at 1.5% above the prime rate, is payable upon demand and expires in September 1997.

         The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate (8.25% on December 31, 1996), are payable upon demand and expires in March 1997. There were no amounts borrowed under the line at December 31, 1996.

(6) ACCRUED EXPENSES

                                                   December 31,    September 30,
                                                       1996             1996
                                                   -----------     ------------
               Accrued expenses consist of:
                    Accrued salaries               $  378,086      $   442,701
                    Accrued vacation                   98,840          112,665
                    Accrued interest payable          221,632          205,529
                    Payroll taxes payable              19,933           55,561
                    Sales taxes payable                33,224           22,953
                    Accrued warranty                   83,500          128,500
                    Other accrued expenses            502,207          503,999
                                                   ----------      -----------
                                                   $1,337,422      $ 1,471,908
                                                   ==========      ===========

         Accrued salaries at December 31, 1996 and September 30, 1996 include $330,000 for severance costs related to the retirement of the Company's president and chief executive officer. Other accrued expenses at December 31, 1996 include $73,000 for penalties related to late installation of live-scan equipment per the terms of a contract with a major customer.

(7) CONVERTIBLE DEBENTURES

         On September 29, 1995, the Company completed a private placement to offshore accredited investors of $10,900,000 of 8% Convertible Debentures due September 29, 1998 (the "Debentures"). Net proceeds to the Company after placement fees but before legal and other expenses were $10,109,750. The Debentures are convertible one third after 45 days, one third after 75 days and one third after 105 days at the option of the Debenture holder. The Company has the right to redeem the debentures prior to conversion. The conversion price is equal to the lesser of $7.00 per common share or 85% of the average trading price for any five consecutive trading days before conversion. Interest accrued on the Debentures is payable in common stock at the time of conversion at the conversion price as described above. In addition to the cash placement fee, a warrant to purchase 112,893 shares of the Company's common stock at $8.40 per share was granted to the placement agent for this offering. The warrant was valued at $112,893, which is reflected as a discount on the Debentures and is being amortized as interest expense over the term of the Debentures. Net proceeds to the Company will be used for working capital, product development and other general corporate purposes.

         As of December, 1996, the Company has issued 2,849,267 shares of common stock for the conversion of principal aggregating $8,700,000 of the 8% Convertible Debentures plus $353,000 of accrued interest at an average conversion price of $3.18 per share. For the three-month period ended December 31, 1996, the Company has issued 97,399 shares of common stock for the conversion of principal aggregating $250,000 of the 8% Convertible Debentures plus $23,000 of accrued interest at an average conversion price of $2.80 per share.

(8) STOCKHOLDERS' EQUITY

         During the three-month period ended December 31, 1996, the Company granted 119,500 discretionary stock option awards to certain of its executive officers and employees. These options are exercisable at a prices ranging from $2.56 to $3.125 per share and expire in 2006. In addition, effective January 1, 1997 stock option awards of 250,000 shares at $2.125 per share were issued pursuant to an offer of employment to the Company's new President and Chief Executive Officer.

         Effective December 31, 1996, the Company issued 41,798 shares of common stock to satisfy the Company's discretionary matching to employees electing participation in the Company's 401(k) retirement plan. This issuance increased common stock and additional paid-in capital by $88,821 and reduced accrued compensation by the same amount.

(9) LEASE COMMITMENTS

         The Company leases its primary office and production facility under an operating lease that expires in April, 2001. Annual base rent under the lease agreement is approximately $237,000 and the Company is obligated to pay a pro rata share for property taxes, maintenance and other operating expenses. The Company leases a separate sales and service office in Los Angeles, California under an operating lease that expires in December, 1997 and a sales office in Washington, D.C. on a year-to-year lease arrangement. Rent expense, property taxes, maintenance and other lease operating expenses for the three months ended December 31, 1996 and 1995 was $89,000 and $78,000, respectively.

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



                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1996

FACTORS THAT MAY AFFECT OPERATING RESULTS

         The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements, It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below under the caption "Forward Looking Comments and Matters That May Affect Operating Results."

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

         Total sales were $2,015,000 for the three months ended December 31, 1996 compared with $2,519,000 for the same prior-year period. Identification system product sales were $1,616,000 compared with $2,169,000 in 1995. The number of TENPRINTER systems sold during the three months ended December 31, 1996 were 26, compared to 32 in the prior-year period. Included in the 1995 sales were $977,000 for 12 systems sold to an international customer.

         For the three-month period ended December 31, 1996, sales to two customers accounted for approximately 17% and 12% of total sales. Sales to two customers during the three months ended December 31, 1995 accounted for approximately 40% and 10% of total sales.

         Product maintenance and service revenues were $399,000 for the three months ended December 31, 1996 compared with $350,000 for the same prior-year period. This increase is due primarily to a larger installed base of TENPRINTER systems.

         Overall gross margins for the three months ended December 31, 1996 were 30% as compared with 44% of sales for the same prior-year period. Gross margins on identification system sales were 47% in 1996 compared with 54% in 1995. This decrease is due primarily to higher margins on international shipments in the prior-year period.

         Product maintenance and service margins for the three months ended December 31, 1996 and 1995 were (40%) and (21%), respectively, of maintenance and support revenues. The increased costs of product maintenance and support are due primarily to building of base field service operations to accommodate maintenance of three generations of TENPRINTER systems located in 37 states.

         Sales and marketing expenses for the three-month period ended December 31, 1996 were 26% of total sales compared to 25% for the same three-month prior-year period. Engineering and development expenses were 34% of total sales for the three-month period ended December 31, 1996 compared to 37% for the same period a year ago. This decrease is due primarily to reduced new product development costs. Engineering and development expenses for the three-month period ending December 31, 1995 are net of reimbursements of $462,000 related to an international development project. General and administrative expenses for the three-month period ended December 31, 1996 and 1995 were 19% of total sales.

         Interest income decreased to $87,000 for the three months ended December 31, 1996 from $202,000 for the same period in 1995, primarily due to lower balances of cash and marketable securities.

         Interest expense decreased to $107,000 for the three months ended December 31, 1996 from $308,000 for the same prior-year period, primarily due to the reduced balance of 8% convertible debentures outstanding.

         The Company incurred a net loss for the three-month period ended December 31, 1996 of $1,093,000 ($0.10 per share) as compared with $1,190,000
($0.15 per share) for the same prior-year period.

INFLATION

         The Company does not believe inflation has significantly impacted revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

         At December 31, 1995, the Company had carryforwards of net operating losses of approximately $25,000,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount approximately $2,200,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital. The carryforwards expire annually beginning in 1999. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the long-term federal tax exempt rate. A total of $3,700,000 of the net operating loss carryforwards at December 31, 1996 is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $21,300,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

BACKGROUND

         For the period from the Company's inception in 1985 through December 31, 1996, limited revenues have resulted from product sales and at December 31, 1996, the Company's cumulative deficit was $28,217,000. Losses are expected to continue until the market development and acceptance of the technology incorporated into the Company's products provides product sales sufficient to cover the Company's operating expenses.

         The Company's business has included large contract awards from international, state and local law enforcement agencies and it is expected that this trend will continue. Collection of receivables related to billings of these contract amounts is often protracted as technical requirements specified by the customer may be modified via contract addendums. As of December 31, 1996, approximately $2,916,000 was due from such customers.

CURRENT AND FUTURE OPERATIONS

         The Company's performance in any one reporting period is not necessarily indicative of sales trends or future performance. The nature of the law enforcement market and the government procurement process are expected to continue to result in an irregular and unpredictable revenue cycle for the Company.

         Net cash used in operating activities was $1,874,000 for the three months ended December 31, 1996 compared with $1,591,000 for the same prior-year period. The increase in cash used in operating activities was primarily a result of a smaller net loss during the three-month period in 1996 adjusted for changes in operating assets and liabilities. Cash flows from changes in operating assets and liabilities changed from cash used of $657,000 during the prior-year three-month period to $950,000 of cash used during the same current-year period. This $293,000 change in cash flow from operating assets and liabilities resulted primarily from the lower accounts receivable and accounts payable balances and higher inventory balances on December 31, 1996.

         Net cash provided by investing activities was $282,000 for the three months ended December 31, 1996 as compared with $200,000 net cash used in investing activities for the same prior-year period. Capital expenditures for the three-months ended December 31, 1995 were primarily for engineering and manufacturing test fixtures. The Company's business does not require significant amounts of cash for capital expenditures because substantial amounts of the manufacturing and assembly processes utilized in the production of current products are performed by outside vendors, as directed by the Company. Specifically, the Company purchases electronics modules and standard mechanical assemblies from manufacturers of such goods. In addition, sheet metal components, optical components and specialized electronics modules are designed by the Company and manufactured to the Company's specifications by outside sources.

         Net cash provided by financing activities was $1,650,000 for the three months ended December 31, 1996 due to borrowings on lines of credit. Net cash provided by financing activities was $8,975,000 for the three months ended December 31, 1995, due to cash received from the issuance of 8% convertible debentures and repayments of outstanding borrowings on lines of credit. Borrowings under lines of credit were $2,905,000 at December 31, 1996. There were no borrowings under lines of credit on December 31, 1995. On September 29, 1995, the Company completed a private placement to offshore accredited investors of $10,900,000 of 8% Convertible Debentures due September 29, 1998 (the "Debentures"), of which $8,700,000 were converted to 2,849,267 shares of common stock as of December 31, 1996. The average conversion price was $3.18 per share. Net proceeds to the Company during fiscal 1996 after placement fees but before legal and other expenses were $10,109,750. Interest accrued on the Debentures is also payable in common stock at the time of conversion at the conversion price as described above. In addition to the cash placement fee, a warrant to purchase 112,893 shares of the Company's common stock at $8.40 per share was granted to the placement agent for this offering. The warrant was valued at $112,893, which is reflected as a discount on the Debentures and is being amortized as interest expense over the term of the Debentures. Net proceeds to the Company were used for working capital, product development and other corporate purposes.

         At December 31, 1996, the Company had $525,000 in cash and cash equivalents and $5,399,000 in marketable securities, which are classified as available for sale. The unrealized loss on marketable securities at December 31, 1996 was $84,000. These marketable securities are collateral for borrowings under a line of credit.

         The Company has a $4,000,000 line of credit with Norwest Bank Minnesota N.A. Borrowings under this line of credit are secured by marketable securities and are limited to the amount of marketable securities held as collateral by the bank. Borrowings under the line were $2,905,000 on December 31, 1996 and bear interest at rates from 7.56% to 8.25%. Depending on the timing of accounts receivable collection, the line may reach the maximum borrowings allowed during fiscal 1997. The line is payable upon demand and expires in May 1997.

         The Company entered into a receivables financing line of credit effective October 1, 1996 for the lesser of eligible receivables or $3,500,000 with Norwest Business Credit. Borrowings under this line of credit are secured by all assets of the Company. There were no borrowings under the line at December 31, 1996. The line will bear interest at 1.5% above the prime rate, is payable upon demand and expires in September 1997.

         The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate (8.25% on December 31, 1996), are payable upon demand and expires in March 1997. There were no amounts borrowed under the line at December 31, 1996.

FORWARD LOOKING COMMENTS AND MATTERS THAT MAY AFFECT OPERATING RESULTS

         Except for the historical information contained in this Form 10-Q, the matters discussed herein are forward looking statements made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and involve risks and uncertainties, including development and market acceptance of the Company's products and the availability of new employees experienced in the present and contemplated markets. Other factors that may affect future performance of the Company include successful expansion of distribution channels for products through OEM's and others; changes in general economic conditions; availability of funding where customer procurements are dependent on state or federal government grants and general tax funding; concentrations of accounts receivable and other credit risk in single large customers; or cost and availability of components. In addition, markets for the Company's products are characterized by significant and increasing competition, and the Company's financial results may be adversely affected by the actions of existing and future competitors, including the development of new technologies, the introduction of new products, and price reductions by such competitors to gain or retain market share. It is important to note that the Company's actual results could differ materially from those in such forward looking statements and the Company assumes no obligation to update such forward looking statements.

         Due primarily to continuing operating losses, the Company has not yet achieved positive cash flow. Management believes that cash and cash equivalents, investments, accounts receivable and working capital provided from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements, however additional financing may be required. There can be no assurance that additional financing, should it be required, will be available at terms acceptable to the Company.

         As of December 31, 1996, the balance of 8% Convertible Debentures was $2,200,000. The Debentures are convertible at the option of the Debenture holder. The Company has the right to redeem the debentures prior to conversion. The conversion price is equal to the lesser of $7.00 per common share or 85% of the average trading price for any five consecutive trading days before conversion. Interest accrued on the Debentures is payable in common stock at the time of conversion at the conversion price as described above. Conversion of debentures and accrued interest into shares of common stock of the Company may negatively impact and increase the volatility of the price of the common stock.

LAW ENFORCEMENT AND REGULATORY AGENCY MARKET

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

         The Company's performance in any one reporting period is not necessarily indicative of sales trends or future performance. Law enforcement agencies are subject to political and budgetary constraints and the nature of the law enforcement market and the government procurement process are expected to continue to result in an irregular and unpredictable revenue cycle for the Company. For the three-month period ended December 31, 1996, sales to two customers accounted for 17% and 12% of sales. Sales to two customers during the three-month period ended December 31, 1995 accounted for 40% and 10% of period sales. Export sales for the three-month period ended December 31, 1996 were less than 1% as compared to 39% for the same period in 1995.

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


                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1996

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

ITEM 6.  (a)  EXHIBITS

                  Exhibit 11 Statement re: Computation of loss per share

                  Exhibit 27 Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed by the Company during the three-month period ended December 31, 1996.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                DIGITAL BIOMETRICS, INC.
                                                      (Registrant)




February 13, 1997                         /s/ James C. Granger
                                          -------------------------------------
                                                     James C. Granger
                                          President and Chief Executive Officer