Form 10-Q
period 1997-03-31
DIGITAL BIOMETRICS INC
filed 1997-05-15
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to_____________

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

Common Stock, $.01 par value                  April 30, 1997 - 12,324,038 shares
         (Class)                                        (Outstanding)



                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1997
                                      INDEX

PART I - FINANCIAL INFORMATION:
                                                                           PAGE
         ITEM 1.               FINANCIAL STATEMENTS (UNAUDITED)
                                    BALANCE SHEETS                            3
                                    STATEMENTS OF OPERATIONS                  4
                                    STATEMENTS OF CASH FLOWS                  5
                                    NOTES TO FINANCIAL STATEMENTS             6

         ITEM 2.               MANAGEMENT'S DISCUSSION AND                   15
                               ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION:

         ITEM 1.               LEGAL PROCEEDINGS                             24

         ITEM 2.               CHANGES IN SECURITIES                         24

         ITEM 3.               DEFAULTS UPON SENIOR SECURITIES               25

         ITEM 4.               SUBMISSION OF MATTERS TO A VOTE
                               OF SECURITY HOLDERS                           25

         ITEM 6.    (a)        EXHIBITS                                      26
                    (b)        REPORTS ON FORM 8-K                           26


SIGNATURES                                                                   27

EXHIBIT 11                     STATEMENT RE:  COMPUTATION OF LOSS
                               PER SHARE                                     28

EXHIBIT 27                     FINANCIAL DATA SCHEDULE                       29

EXHIBIT 99.1                   1990 STOCK OPTION PLAN AS AMENDED             30


TENPRINTER(R) and the Company's mechanical hand logo have been registered as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the SQUID(TM) trademark. In addition, FC-5(TM), FC-6(TM), FC-7(TM), FC-11(TM), FC-21(TM) and FC-22(TM) are trademarks of the Company.


                            DIGITAL BIOMETRICS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                                                                               March 31,          September 30,
                                                                                                 1997                 1996
                                                                                             ------------         ------------
Current assets:
     Cash and cash equivalents (note 2)                                                      $    394,762         $    466,990
     Accounts receivable, less allowance for doubtful accounts of $557,274 and
         $692,534, respectively                                                                 5,932,065            5,676,849
     Inventory (note 4)                                                                         3,181,792            3,633,659
     Prepaid expenses and other costs                                                             263,521              208,349
                                                                                             ------------         ------------
         Total current assets                                                                   9,772,140            9,985,847
                                                                                             ------------         ------------

Property and equipment                                                                          2,450,633            2,471,754
     Less accumulated depreciation and amortization                                            (1,206,033)          (1,089,026)
                                                                                             ------------         ------------
                                                                                                1,244,600            1,382,728
                                                                                             ------------         ------------

Marketable securities (notes 2 and 3)                                                           4,937,479            5,690,371
Patents, trademarks, copyrights and licenses, net of accumulated amortization of
     $222,077 and $192,899, respectively                                                          113,867              123,017
Deferred issuance costs on convertible debentures, net of accumulated amortization of
     $195,197 and $172,476, respectively (note 7)                                                  13,433              127,408
                                                                                             ------------         ------------
                                                                                             $ 16,081,519         $ 17,309,371
                                                                                             ============         ============


Current liabilities:
     Accounts payable                                                                        $    782,615         $  1,103,174
     Line of credit advances (note 5)                                                           2,432,598            1,255,000
     Deferred revenue                                                                             947,232              649,178
     Accrued expenses (note 6)                                                                    884,205            1,471,908
                                                                                             ------------         ------------
         Total current liabilities                                                              5,046,650            4,479,260

Convertible debentures (note 7)                                                                   343,555            2,374,739
                                                                                             ------------         ------------
         Total liabilities                                                                      5,390,205            6,853,999
                                                                                             ------------         ------------

Stockholders' equity (note 8):
     Common stock, $.01 par value. Authorized, 20,000,000 shares; issued
         and outstanding 12,060,122 and 10,777,288 shares, respectively                           120,601              107,773
     Additional paid-in capital                                                                40,088,018           37,819,851
     Unrealized losses on marketable securities (notes 2 and 3)                                  (108,787)            (134,753)
     Deferred compensation                                                                       (100,500)             (96,000)
     Notes receivable from sale of common stock                                                  (117,623)            (117,623)
     Accumulated deficit                                                                      (29,190,395)         (27,123,876)
                                                                                             ------------         ------------
         Total stockholders' equity                                                            10,691,314           10,455,372

Commitments and contingencies (notes 8, 9 and 10)
                                                                                             ------------         ------------
                                                                                             $ 16,081,519         $ 17,309,371
                                                                                             ============         ============

                See accompanying notes to financial statements.


                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended                    Six Months Ended
                                                            March 31,                            March 31,
                                                      1997              1996              1997              1996
                                                  ------------      ------------      ------------      ------------
Sales:
     Identification systems                       $  3,356,443      $    884,834      $  4,972,757      $  3,053,705
     Maintenance and other services                    392,071           374,117           791,230           724,340
                                                  ------------      ------------      ------------      ------------
         Total sales                                 3,748,514         1,258,951         5,763,987         3,778,045
                                                  ------------      ------------      ------------      ------------

Cost of sales:
     Identification systems                          2,486,646           600,008         3,335,343         1,650,862
     Maintenance and other services                    434,936           423,636           991,880           784,960
                                                  ------------      ------------      ------------      ------------
         Total cost of sales                         2,921,582         1,023,644         4,327,223         2,435,822
                                                  ------------      ------------      ------------      ------------
     Gross margin                                      826,932           235,307         1,436,764         1,342,223
                                                  ------------      ------------      ------------      ------------

Selling, general and administrative expenses:
     Sales and marketing                               706,459           491,469         1,232,428         1,121,146
     Engineering and development                       584,108         1,185,123         1,272,337         2,124,998
     Depreciation and amortization                      81,604           154,583           164,028           293,242
     General and administrative                        398,974           492,843           785,132           975,626
                                                  ------------      ------------      ------------      ------------
         Total expenses                              1,771,145         2,324,018         3,453,925         4,515,012
                                                  ------------      ------------      ------------      ------------

Loss from operations                                  (944,213)       (2,088,711)       (2,017,161)       (3,172,789)

Interest income                                         82,320           168,730           169,254           371,130
Interest expense                                      (104,579)         (244,230)         (211,195)         (552,359)
Loss on disposal of fixed assets                        (7,417)              -              (7,417)              -

                                                  ------------      ------------      ------------      ------------
         Net loss                                 $   (973,889)     $ (2,164,211)     $ (2,066,519)     $ (3,354,018)
                                                  ============      ============      ============      ============

Loss per common share                             $      (0.08)     $      (0.26)     $      (0.18)     $      (0.41)
                                                  ============      ============      ============      ============

Weighted average common shares outstanding
                                                    11,571,802         8,435,781        11,213,297         8,162,324
                                                  ============      ============      ============      ============


                See accompanying notes to financial statements.


                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             Six Months Ended
                                                                                 March 31,
                                                                     ------------------------------
                                                                          1997             1996
                                                                     ------------      ------------
Cash flows from operating activities:
         Net loss                                                    $ (2,066,519)     $ (3,354,018)
         Adjustments to reconcile net loss to net cash used in
         operating activities:
                  Provision for doubtful accounts receivable                5,000            37,420
                  Deferred compensation amortization                       13,500            96,342
                  Depreciation and amortization                           302,021           467,039
                  Loss on disposal of fixed assets                          7,417             7,773
                  Interest expense on debentures converted  into
                        common stock                                      212,701           152,139
         Changes in operating assets and liabilities:
                  Accounts receivable                                    (260,215)         (699,869)
                  Inventories                                             451,867        (1,107,273)
                  Prepaid expenses                                        (55,172)          (58,666)
                  Accounts payable                                       (320,559)          516,586
                  Deferred revenue                                        298,054           231,541
                  Accrued expenses                                       (470,981)           29,927
                                                                     ------------      ------------
         Net cash used in operating activities                         (1,882,886)       (3,681,059)
                                                                     ------------      ------------

Cash flows from investing activities:
         Purchase of property and equipment                               (99,804)         (722,829)
         Proceeds from marketable securities                              752,892               -
         Patents, trademarks, copyrights and licenses                     (20,028)          (22,695)
                                                                     ------------      ------------
         Net cash provided by (used in) investing activities              633,060          (745,524)
                                                                     ------------      ------------

Cash flows from financing activities:
         Exercise of warrants                                                 -             315,000
         Issuance of convertible debentures                                   -          10,109,750
         Net line of credit advances (repayments)                       1,177,598        (1,450,000)
                                                                     ------------      ------------
         Net cash provided by financing activities                      1,177,598         8,974,750
                                                                     ------------      ------------

Increase (decrease) in cash and cash equivalents                          (72,228)        4,548,167

Cash and cash equivalents at beginning of period                          466,990           367,866
                                                                     ------------      ------------

Cash and cash equivalents at end of period                           $    394,762      $  4,916,033
                                                                     ============      ============


                See accompanying notes to financial statements.


                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

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

         The presentation of fiscal year 1996 operating results includes reclassifications between "identification systems" cost of sales and "maintenance and other services" cost of sales to reflect comparability to fiscal year 1997 classification.

(2) ACCOUNTING POLICIES

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 86% of customer accounts receivable at March 31, 1997 were from government agencies. At March 31, 1997, approximate 28% of customer accounts receivable was from a single governmental customer. For the three-month period ended March 31, 1997, sales to three customers accounted for 47%, 22% and 11% of sales. Sales to two customers during the three-month period ended March 31, 1996 accounted for 21% and 10% of period sales. For the six-month period ended March 31, 1997, sales to two customers accounted for 30% and 20% of sales. Sales to two customers during the six-month period ended March 31, 1996 accounted for 33% and 10% of period sales. Export sales for the three-month period ended March 31, 1997 were 11% of period sales as compared to 18% for the same period in 1996. Export sales for the six-month period ended March 31, 1997 were 7% of period sales as compared to 32% for the same period in 1996.

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

WARRANTY COSTS

         Estimated product warranty costs are accrued at date of shipment. Accrued warranty costs at March 31, 1997 were $120,000 compared with $129,000 at September 30, 1996.

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

         For contracts where a performance bond, collateral or customer acceptance is required, revenue is not recognized until collateral requirements have been satisfied and customer acceptance has occurred. The Company's performance for any period is not necessarily indicative of sales trends or future performance. The nature of the law enforcement market and the government procurement process are expected to result in an irregular and unpredictable revenue cycle for the Company.

ENGINEERING AND DEVELOPMENT ARRANGEMENTS

         Engineering and development costs are expensed as incurred. Engineering and development expenses for the six-month period ended March 31, 1996 are net of reimbursements of $462,000 from a company with which there was a teaming agreement on an international development project.

STATEMENT OF CASH FLOWS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents include primarily U.S. Government money market funds and A-1, P-1 rated commercial paper.

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                           Six Months Ended
                                                               March 31,
                                                           1997        1996
                                                         --------    --------

         Cash paid during the period for interest        $104,937    $  9,866
                                                         ========    ========

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

                                          March 31,       September 30,
                                            1997              1996
                                         -----------      -----------

                   Fair market value     $ 4,937,479      $ 5,690,371
                   Amortized cost          5,046,266        5,825,124
                                         -----------      -----------
                   Unrealized loss       $  (108,787)     $  (134,753)
                                         ===========      ===========

         Unrealized gains and losses are reflected as a separate component of stockholders' equity. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to operations resulting in the establishment of a new cost basis for the security. Realized losses on sales of marketable securities are reported as a reduction in interest income. There were no realized losses on sales of marketable securities for the three and six-month periods ended March 31, 1997 or 1996.

(4) INVENTORY

         Inventory is valued at standard which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                        March 31,    September 30,
                                          1997           1996
                                       ----------     ----------

                   Raw materials       $1,922,452     $1,934,371
                   Work in process        852,592        717,696
                   Finished goods         406,748        981,592
                                       ----------     ----------
                                       $3,181,792     $3,633,659
                                       ==========     ==========

(5) LINES OF CREDIT

         The Company has a $4,000,000 line of credit with Norwest Bank Minnesota N.A. Borrowings under this line of credit are secured by marketable securities and are limited to 80% of the market value of the marketable securities held as collateral by the bank. Borrowings under the line were $2,125,000 on March 31, 1997 and bear interest at rates from 7.67% to 8.5%. Depending on the timing of accounts receivable collection, the line may reach the maximum borrowings allowed during fiscal 1997. The line is payable upon demand and expires in May 1997. The Company anticipates the line will be renewed upon expiration.

         The Company entered into a receivables financing line of credit effective October 1, 1996 for the lesser of eligible receivables or $3,500,000 with Norwest Business Credit. Borrowings under this line of credit are secured by all assets of the Company. Borrowings under the line were $308,000 at March 31, 1997 and bear interest at 1.5% above the prime rate (8.5% at March 31, 1997), are payable upon demand and expires in September 1997.

         The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate (8.5% on March 31, 1997), are payable upon demand and expires in March 1998. There were no amounts borrowed under the line at March 31, 1997.

(6) ACCRUED EXPENSES

                                                      March 31,    September 30,
                                                         1997           1996
                                                     ----------     ----------
                   Accrued expenses consist of:
                        Accrued salaries             $  350,125     $  442,701
                        Accrued vacation                 97,564        112,665
                        Accrued interest payable         54,225        205,529
                        Payroll taxes payable            76,345         55,561
                        Sales taxes payable               2,128         22,953
                        Accrued warranty                120,100        128,500
                        Other accrued expenses          183,718        503,999
                                                     ----------     ----------
                                                     $  884,205     $1,471,908
                                                     ==========     ==========

         Accrued salaries at March 31, 1997 and September 30, 1996 include $107,000 and $330,000, respectively, for severance costs related to the retirement of the Company's former president and chief executive officer.

(7) CONVERTIBLE DEBENTURES

         On September 29, 1995, the Company completed a private placement to offshore accredited investors of $10,900,000 of 8% Convertible Debentures due September 29, 1998 (the "Debentures"). Net proceeds to the Company after placement fees but before legal and other expenses were $10,109,750. The Debentures are convertible one third after 45 days, one third after 75 days and one third after 105 days at the option of the Debenture holder. The Company has the right to redeem the debentures prior to conversion. The conversion price is equal to the lesser of $7.00 per common share or 85% of the average trading price for any five consecutive trading days before conversion. Interest accrued on the Debentures is payable in common stock at the time of conversion at the conversion price as described above. In addition to the cash placement fee, a warrant to purchase 112,893 shares of the Company's common stock at $8.40 per share was granted to the placement agent for this offering. The warrant was valued at $112,893, which is reflected as a discount on the Debentures and is being amortized as interest expense over the term of the Debentures. Net proceeds to the Company is being used for working capital, product development and other general corporate purposes.

         As of March 31, 1997, the Company has issued 3,973,832 shares of common stock for the conversion of principal aggregating $10,500,000 of the 8% Convertible Debentures plus $509,000 of accrued interest at an average conversion price of $2.77 per share. For the six-month period ended March 31, 1997, the Company has issued 1,221,964 shares of common stock for the conversion of principal aggregating $2,050,000 of the 8% Convertible Debentures plus $215,000 of accrued interest at an average conversion price of $1.85 per share. In the three-month period ended March 31, 1997, the Company issued 1,124,565 shares of common stock upon the conversion of principal aggregating $1,800,000 of the 8% Convertible Debentures plus $192,000 of accrued interest at an average conversion price of $1.77 per share. The remaining $400,000 of convertible debentures and related accrued interest of $49,000 were converted to 263,916 shares of common stock during April, 1997.

         On March 28, 1997, the Securities and Exchange Commission (SEC) staff announced its position on the accounting treatment for the issuance of convertible debt securities with beneficial conversion features such as that contained in the Company's convertible debentures issued in September 1995. The SEC staff's announcement requires retroactive determination using the intrinsic-value method of the beneficial conversion feature. The intrinsic value of the beneficial conversion features is to be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the conversion period. Accordingly, the Company is in the process of computing the financial impact of this announcement and will be issuing revised fiscal 1996 financial statements. The resulting revisions will have no impact on reported net stockholders' equity or cash flows for any prior period presented, nor will there be any impact on fiscal 1997 financial reports.

(8) STOCKHOLDERS' EQUITY

         During the three-month period ended December 31, 1996, the Company granted 119,500 discretionary stock option awards to certain of its executive officers and employees. These options are exercisable at prices ranging from $2.56 to $3.125 per share and expire in 2006.

         Effective December 31, 1996, the Company issued 41,798 shares of common stock to satisfy the Company's discretionary matching to employees electing participation in the Company's 401(k) retirement plan. This issuance increased common stock and additional paid-in capital by $88,821 and reduced accrued compensation by the same amount.

         Effective January 1, 1997, stock option awards of 250,000 shares exercisable at $2.125 per share were issued pursuant to an offer of employment to the Company's new President and Chief Executive Officer.

         Effective January 27, 1997, the Company issued two warrants in payment for services rendered in securing employment of certain executive officers of the Company. Each warrant entitles the holder to purchase 10,000 shares of the Company's common stock, exercisable at the price of $2.3125 per share, subject to antidilution provisions of the warrants.

         Effective March 17, 1997, a stock option award of 75,000 shares exercisable at $2.31 per share was issued to an executive officer pursuant to an offer of employment.

         Effective with the acceptance of the resignation of a director, 6,341 shares of restricted common stock which were not yet vested were forfeited.

         Effective with their election at the annual stockholders' meeting held on March 18, 1997, the Company granted 25,413 shares of restricted common stock to certain of its non-employee directors. The grant resulted in $54,000 in additional common stock issued and an equal amount of deferred compensation expense which is being amortized on a straight-line basis over the three-year restricted period.

         Effective March 18, 1997, the Company authorized a warrant to C. McKenzie Lewis III pursuant to his re-election to the Board of Directors of the Company. This warrant was authorized in lieu of restricted common shares. The warrant entitles Mr. Lewis to purchase 8,000 shares of the Company's common stock, exercisable at the price of $2.125 per share. The warrant vests over a three-year period.

(9) LEASE COMMITMENTS

         The Company leases its primary office and production facility under an operating lease that expires in April, 2001. Annual base rent under the lease agreement is approximately $237,000 and the Company is obligated to pay a pro rata share for property taxes, maintenance and other operating expenses. The Company leases a separate sales and service office in Los Angeles, California under an operating lease that expires in December, 1997 and a sales office in Washington, D.C. on a month-to-month lease arrangement. Rent expense, property taxes, maintenance and other lease operating expenses for the six months ended March 31, 1997 and 1996 was $205,000 and $165,000, respectively.

(10) LITIGATION

         On June 1, 1995, the Company filed a complaint for patent infringement against Identix, Inc., of Sunnyvale, California, in the United States District Court for the Northern District of California. The complaint alleged that Identix has willfully and deliberately infringed a Company patent through the manufacture, use and/or sale of competing products. The complaint sought, among other things, an injunction prohibiting further infringement as well as unspecified monetary damages. Identix responded to the complaint alleging, among other purported defenses, non-infringement and patent invalidity.

         On August 27, 1996, the judge assigned to the case granted a partial summary judgment in favor of Identix dismissing the Company's claims of patent infringement with respect to Identix's Touchprint 600 product line. A predecessor product, the Touchprint 900, received a similar ruling in favor of Identix on December 20, 1996. During January 1997, the Company filed an appeal of the court's decision of non-infringement. The interpretation of patents will ultimately be decided by the special patent Court of Appeals in Washington D.C. However, a prediction of the final outcome of the appeal is not possible. In the event the Company does not prevail in this litigation, its competitive position could be adversely affected.

         There are no other material claims pending or, to the Company's knowledge, threatened against the Company.

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

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1997

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Total sales were $3,749,000 for the three months ended March 31, 1997 compared with $1,259,000 for the same prior-year period. Identification system product sales were $3,356,000 compared with $885,000 in 1996. The increase is due primarily to an increase in the number of TENPRINTER systems sold during the three months ended March 31, 1997, offset by volume discounts offered to two customers. Limited sales of peripheral and networking equipment occurred during the current year three-month period as compared to the prior year period.

         For the three-month period ended March 31, 1997, sales to three customers accounted for approximately 47%, 22% and 11% of total sales. Sales to two customers during the three months ended March 31, 1996 accounted for approximately 21% and 10% of total sales. Export sales for the three-month period ended March 31, 1997 were 11% of period sales as compared to 18% for the same period in 1996.

         Product maintenance and service revenues were $392,000 for the three months ended March 31, 1997 compared with $374,000 for the same prior-year period. This increase is due primarily to a larger installed base of TENPRINTER systems.

         Overall gross margins for the three months ended March 31, 1997 were 22% as compared with 19% of sales for the same prior-year period. Gross margins on identification system sales were 26% for the three months ended March 31, 1997 compared with 32% in 1996. Gross margins on identification system sales were negatively impacted by 18% due to volume discounts during the current-year period, offset in part by a higher volume of sales as compared to the prior year.

         Product maintenance and service margins for the three months ended March 31, 1997 and 1996 were (11%) and (13%), respectively, of maintenance and support revenues.

         Sales and marketing expenses for the three-month period ended March 31, 1997 were 19% of total sales compared to 39% for the same three-month prior-year period. This decrease is due primarily to higher volume of sales offset by higher promotional costs during the current-year three-month period. Engineering and development expenses were 16% of total sales for the three-month period ended March 31, 1997 compared to 94% for the same period a year ago. This decrease is due primarily to higher volume of sales, reduced new product development costs and cost containment measures during the current three-month period. General and administrative expenses for the three-month periods ended March 31, 1997 and 1996 were 11% and 39%, respectively, of total sales. This decrease is due primarily to higher volume of sales and reduced legal expenses related to a patent infringement suit during the current three-month period.

         Depreciation and amortization costs decreased to $82,000 for the three months ended March 31, 1997 from $155,000 for the same prior-year period, primarily due to reduced software amortization costs of information systems products that was written off during the fourth quarter of fiscal year 1996.

         Interest income decreased to $82,000 for the three months ended March 31, 1997 from $169,000 for the same period in 1996, primarily due to lower balances of cash and marketable securities.

         Interest expense decreased to $105,000 for the three months ended March 31, 1997 from $244,000 for the same prior-year period, primarily due to the reduced balance of 8% convertible debentures outstanding.

         The Company incurred a net loss for the three-month period ended March 31, 1997 of $974,000 ($0.08 per share) as compared with $2,164,000 ($0.26 per share) for the same prior-year period.

SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

         Total sales were $5,764,000 for the six months ended March 31, 1997 compared with $3,778,000 for the same prior-year period. Identification system product sales were $4,973,000 compared with $3,054,000 in 1996. The increase is due primarily to an increase in the number of TENPRINTER systems sold during the six months ended March 31, 1997, offset by volume discounts offered to two customers. Limited sales of peripheral and networking equipment occurred during the current-year six-month period as compared to the same prior-year period.

         For the six-month period ended March 31, 1997, sales to two customers accounted for approximately 30% and 20% of total sales. Sales to two customers during the six months ended March 31, 1996 accounted for approximately 33% and 10% of total sales. Export sales for the six-month period ended March 31, 1997 were 7% of period sales as compared to 32% for the same period in 1996.

         Product maintenance and service revenues were $791,000 for the six months ended March 31, 1997 compared with $724,000 for the same prior-year period. This increase is due primarily to a larger installed base of TENPRINTER systems.

         Overall gross margins for the six months ended March 31, 1997 were 25% as compared with 36% of sales for the same prior-year period. Gross margins on identification system sales were 33% for the six months ended March 31, 1997 compared with 46% in 1996. Gross margins on identification system sales were negatively impacted by 11% due to volume discounts during the current-year period.

         Product maintenance and service margins for the six months ended March 31, 1997 and 1996 were (25%) and (8%), respectively, of maintenance and support revenues. The decrease in product maintenance and service margins during the current-year period is due primarily to an increase in maintenance and service cost compared to the prior year due primarily to a larger installed base.

         Sales and marketing expenses for the six-month period ended March 31, 1997 were 21% of total sales compared to 30% for the same six-month prior-year period. This decrease is due primarily to higher volume of sales offset by higher promotional costs during the current-year six-month period. Engineering and development expenses were 22% of total sales for the six-month period ended March 31, 1997 compared to 56% for the same period a year ago. This decrease is due primarily to higher volume of sales and reduced new product development costs during the current six-month period. Engineering and development expenses for the six-month period ending March 31, 1996 are net of reimbursements of $462,000 related to an international development project. General and administrative expenses for the six-month periods ended March 31, 1997 and 1996 were 14% and 26%, respectively, of total sales. This decrease is due primarily to higher volume of sales and reduced legal expenses related to a patent infringement suit during the current six-month period.

         Depreciation and amortization costs decreased to $164,000 for the six months ended March 31, 1997 from $293,000 for the same prior-year period, primarily due to reduced software amortization costs of information systems products that was written off during the fourth quarter of fiscal year 1996.

         Interest income decreased to $169,000 for the six months ended March 31, 1997 from $371,000 for the same period in 1996, primarily due to lower balances of cash and marketable securities.

         Interest expense decreased to $211,000 for the six months ended March 31, 1997 from $552,000 for the same prior-year period, primarily due to the reduced balance of 8% convertible debentures outstanding.

         The Company incurred a net loss for the six-month period ended March 31, 1997 of $2,067,000 ($0.18 per share) as compared with $3,354,000 ($0.41 per share) for the same prior-year period.

INFLATION

         The Company does not believe inflation has significantly impacted revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

         At March 31, 1997, the Company had carryforwards of net operating losses of approximately $26,500,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount approximately $2,200,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital. The carryforwards expire annually beginning in 1999. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the long-term federal tax exempt rate. A total of $3,700,000 of the net operating loss carryforwards at March 31, 1997 is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $22,800,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

BACKGROUND

         For the period from the Company's inception in 1985 through March 31, 1997, limited revenues have resulted from product sales and at March 31, 1997, the Company's cumulative deficit was $29,190,000. Losses are expected to continue until the market development and acceptance of the technology incorporated into the Company's products provides product sales sufficient to cover the Company's operating expenses.

CURRENT AND FUTURE OPERATIONS

         The Company's business has included large contract awards from international, state and local law enforcement agencies and it is expected that this trend will continue. Collection of receivables related to billings of these contract amounts is often protracted. As of March 31, 1997, approximately $4,220,000 was due from such customers.

         The Company's performance in any one reporting period is not necessarily indicative of sales trends or future performance. The nature of the law enforcement market and the government procurement process are expected to continue to result in an irregular and unpredictable revenue cycle for the Company.

         Net cash used in operating activities was $1,883,000 for the six months ended March 31, 1997 compared with $3,681,000 for the same prior-year period. The decrease in cash used in operating activities was primarily a result of a smaller net loss during the six-month period in 1997 adjusted for changes in operating assets and liabilities. Cash flows from changes in operating assets and liabilities changed from cash used of $1,088,000 during the prior-year six-month period to $357,000 of cash used during the same current-year period. This $731,000 change in cash flow from operating assets and liabilities resulted primarily from lower inventory and accounts payable balances on March 31, 1997.

         Net cash provided by investing activities was $633,000 for the six months ended March 31, 1997 as compared with $746,000 net cash used in investing activities for the same prior-year period. Net cash provided by investing activities during the current six-month period includes $753,000 from the proceeds from marketable securities. Capital expenditures for the six-months ended March 31, 1996 were primarily for engineering and manufacturing test fixtures. The Company's business does not require significant amounts of cash for capital expenditures because substantial amounts of the manufacturing and assembly processes utilized in the production of current products are performed by outside vendors, as directed by the Company. Specifically, the Company purchases electronics modules and standard mechanical assemblies from manufacturers of such goods. In addition, sheet metal components, optical components and specialized electronics modules are designed by the Company and manufactured to the Company's specifications by outside sources.

         Net cash provided by financing activities was $1,178,000 for the six months ended March 31, 1997 due to borrowings on lines of credit. Net cash provided by financing activities was $8,975,000 for the six months ended March 31, 1996, due to cash received from the issuance of 8% convertible debentures and repayments of outstanding borrowings on lines of credit. Borrowings under lines of credit were $2,433,000 at March 31, 1997. There were no borrowings under lines of credit on March 31, 1996.

         On September 29, 1995, the Company completed a private placement to offshore accredited investors of $10,900,000 of 8% Convertible Debentures due September 29, 1998 (the "Debentures"), of which $10,500,000 were converted to 3,973,832 shares of common stock as of March 31, 1997. The average conversion price was $2.77 per share. Net proceeds to the Company during fiscal 1996 after placement fees but before legal and other expenses were $10,109,750.

         Interest accrued on the Debentures is also payable in common stock at the time of conversion at the conversion price as described above. In addition to the cash placement fee, a warrant to purchase 112,893 shares of the Company's common stock at $8.40 per share was granted to the placement agent for this offering. The warrant was valued at $112,893, which is reflected as a discount on the Debentures and is being amortized as interest expense over the term of the Debentures. Net proceeds to the Company were used for working capital, product development and other corporate purposes. The remaining $400,000 of convertible debentures and related accrued interest of $49,000 were converted to 263,916 shares of common stock during April, 1997.

         At March 31, 1997, the Company had $395,000 in cash and cash equivalents and $4,937,000 in marketable securities, which are classified as available for sale. The unrealized loss on marketable securities at March 31, 1997 was $109,000. These marketable securities are collateral for borrowings under a line of credit.

         The Company has a $4,000,000 line of credit with Norwest Bank Minnesota N.A. Borrowings under this line of credit are secured by marketable securities and are limited to 80% of the market value of marketable securities held as collateral by the bank. Borrowings under the line were $2,125,000 on March 31, 1997 and bear interest at rates from 7.67% to 8.5%. Depending on the timing of accounts receivable collection, the line may reach the maximum borrowings allowed during fiscal 1997. The line is payable upon demand and expires in May 1997. The Company anticipates the line will be renewed upon expiration.

         The Company entered into a receivables financing line of credit effective October 1, 1996 for the lesser of eligible receivables or $3,500,000 with Norwest Business Credit. Borrowings under this line of credit are secured by all assets of the Company. Borrowings under the line were $308,000 at March 31, 1997 and bear interest at 1.5% above the prime rate (8.5% at March 31, 1997), is payable upon demand and expires in September 1997.

         The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate (8.5% on March 31, 1997), are payable upon demand and expires in March 1998. There were no amounts borrowed under the line at March 31, 1997.

ACCOUNTING TREATMENT FOR CONVERTIBLE DEBENTURES

         On March 28, 1997, the Securities and Exchange Commission (SEC) staff announced its position on the accounting treatment for the issuance of convertible debt securities with beneficial conversion features such as that contained in the Company's convertible debentures issued in September 1995. The SEC staff's announcement requires retroactive determination using the intrinsic-value method of the beneficial conversion feature. The intrinsic value of the beneficial conversion features is to be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the conversion period. Accordingly, the Company is in the process of computing the financial impact of this announcement and will be issuing revised fiscal 1996 financial statements. The resulting revisions will have no impact on reported net stockholders' equity or cash flows for any prior period presented, nor will there be any impact on fiscal 1997 financial reports.

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

         The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 86% of customer accounts receivable at March 31, 1997 were from government agencies. At March 31, 1997, approximate 28% of customer accounts receivable was from a single governmental customer. Sales to this and other customers requiring large and sophisticated networks of TENPRINTER systems and peripheral equipment often include technical requirements which are not fully known at the time requirements are specified by the customer. In addition, contracts may specify performance criteria which is required to be satisfied before the customer accepts the products and services. The Company does not record revenue for these products and services until acceptance criteria have been satisfied.

         It is often not known until installation is in process if older and often obsolete communication lines and local area networks will accommodate the large amount of computer data transmitted by the TENPRINTER systems and related peripherals. Generally, it is only upon completion of customer requirements, which time periods are unpredictable and which may involve investment of additional Company resources, that accounts receivable are collected. These investments of additional resources are accrued when amounts can be estimated but however, may be uncompensated and, other than increased customer loyalty, negatively impact profit margins and the Company's liquidity.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                           On June 1, 1995, the Company filed a complaint for
                  patent infringement against Identix, Inc., of Sunnyvale, California, in the United States District Court for the Northern District of California. The complaint alleged that Identix has willfully and deliberately infringed a Company patent through the manufacture, use and/or sale of competing products. The complaint sought, among other things, an injunction prohibiting further infringement as well as unspecified monetary damages. Identix responded to the complaint alleging, among other purported defenses, non-infringement and patent invalidity.

                           On August 27, 1996, the judge assigned to the case
                  granted a partial summary judgment in favor of Identix dismissing the Company's claims of patent infringement with respect to Identix's Touchprint 600 product line. A predecessor product, the Touchprint 900, received a similar ruling in favor of Identix on December 20, 1996. During January 1997, the Company filed an appeal of the court's decision of non-infringement. The interpretation of patents will ultimately be decided by the special patent Court of Appeals in Washington D.C. However, a prediction of the final outcome of the appeal is not possible. In the event the Company does not prevail in this litigation, its competitive position could be adversely affected.


                           There are no other material claims pending or, to the
                  Company's knowledge, threatened against the Company.

ITEM 2  CHANGES IN SECURITIES

           (a)    Not applicable.
           (b)    Not applicable.
           (c)
                           Effective January 27, 1997, the Company issued two
                  warrants in payment for services rendered in securing employment of certain executive officers of the Company. No underwriter or broker-dealer was involved in connection with such issuance, nor was any commission or discount paid or allowed in connection therewith. The registrant claims that the issuance of the warrant was exempt from registration under Securities Act of 1933, as amended pursuant to Section 4(2) thereof as a transaction not involving a public offering. Each warrant entitles the holder to purchase 10,000 shares of the Company's common stock, exercisable at the price of $2.3125 per share, subject to customary antidilution provisions of the warrants.

                           Effective March 18, 1997, the Company authorized a
                  warrant to C. McKenzie Lewis III pursuant to re-election to the Board of Directors for the Company. No underwriter or broker-dealer was involved in connection with such issuance, nor was any commission or discount paid or allowed in connection therewith. The registrant claims that the issuance of the warrant was exempt from registration under Securities Act of 1933, as amended pursuant to Section 4(2) thereof as a transaction not involving a public offering. The warrant entitles Mr. Lewis to purchase 8,000 shares of the Company's common stock, exercisable at the price of $2.125 per share, subject to customary antidilution provisions of the warrant. The warrant vests over a three-year period.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

           (a)    Not applicable.
           (b)    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           The Company held its Annual Meeting of Stockholders
                  on March 18, 1997. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 as amended. At the meeting, sufficient favorable votes were cast to approve each of the following of management's proposals:

                  *   Adopt an amendment to the Company's 1990 Stock Option
                      Plan to, among other things, increase the number of shares for which options may be granted under such plan from 1,500,000 to 2,000,000. The amendment received 8,240,509 shares voted for approval; 1,951,302 shares voted against; 100,262 shares abstaining and 42,000 broker non-votes.

                  * Ratify KPMG Peat Marwick LLP, independent certified public accountants, as auditors of the Company for its fiscal year ending September 30, 1997. KPMG Peat Marwick LLP received 10,109,532 shares voted for approval; 189,880 shares voted against; 34,661 shares abstaining and no broker non-votes.

                           The proposal to adopt an Amended and Restated
                  Certificate of Incorporation of the Company to provide, among other things, for an increase in the number of shares of Common Stock authorized from 20,000,000 to 50,000,000 and to authorize the issuance of up to 5,000,000 shares of preferred stock was not passed. The results of the vote on this proposal were 4,464,588 shares voted for; 1,929,556 shares voted against; 95,829 shares abstaining and 3,869,100 broker non-votes.

ITEM 6.  (a)  EXHIBITS

                  Exhibit 11     Statement re:  Computation of loss per share
                  Exhibit 27     Financial Data Schedule
                  Exhibit 99.1   1990 Stock Option Plan as amended

                (b)  REPORTS ON FORM 8-K

                           On February 11, 1997, the Company filed a report on
                  Form 8-K related to the conversion of $750,000 of 8% Convertible Debentures and $76,482 of accrued interest into 428,504 shares of the Company's common stock.

                           On February 18, 1997, the Company filed a report on
                  Form 8-K related to the conversion of $100,000 of 8% Convertible Debentures and $10,893 of accrued interest into 62,144 shares of the Company's common stock.

                           On February 25, 1997, the Company filed a report on
                  Form 8-K related to the conversion of $100,000 of 8% Convertible Debentures and $11,123 of accrued interest into 68,140 shares of the Company's common stock.

                           On March 5, 1997, the Company filed a report on Form
                  8-K related to the conversion of $800,000 of 8% Convertible Debentures and $89,775 of accrued interest into 548,750 shares of the Company's common stock.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              DIGITAL BIOMETRICS, INC.
                                                    (Registrant)



May 14, 1997                                  s/ John J. Metil
                                              -----------------------
                                                   John J. Metil
                                              Chief Financial Officer