Form 10-Q/A
period 1995-12-31
DIGITAL BIOMETRICS INC
filed 1997-07-11
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

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

    Common Stock, $.01 par value        January 31, 1996 - 8,476,611 shares
             (Class)                                (Outstanding)




                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1995
                                      INDEX

PART I - FINANCIAL INFORMATION:
                                                                          PAGE
         ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)
                             BALANCE SHEETS                                 3
                             STATEMENTS OF OPERATIONS                       4
                             STATEMENTS OF CASH FLOWS                       5
                             NOTES TO FINANCIAL STATEMENTS                  6

         ITEM 2.        MANAGEMENT'S DISCUSSION AND                        13
                        ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION:

         ITEM 1.        LEGAL PROCEEDINGS                                  18

         ITEM 6.  (a)   EXHIBITS                                           18
                  (b)   REPORTS ON FORM 8-K                                18


SIGNATURES                                                                 19

EXHIBIT 11              STATEMENT RE:  COMPUTATION OF LOSS                 20
                        PER SHARE


EXHIBIT 27              FINANCIAL DATA SCHEDULE                            21



TENPRINTER(R) and the Company's mechanical hand logo have been registered as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the SQUID(TM) trademark. In addition, FC-5(TM), FC-6(TM), FC-7(TM), FC-11(TM), FC-21(TM) and FC-22(TM) are trademarks of the Company.


                                          DIGITAL BIOMETRICS, INC.
                                               BALANCE SHEETS
                                                 (UNAUDITED)

                                                                               December 31,      September 30,
                                                                                   1995              1995
                                                                               ------------      ------------
Current assets:
     Cash and cash equivalents (note 2)                                        $  7,551,709      $    367,866
     Receivable from issuance of convertible debentures (note 7)                       --          10,109,750
     Accounts receivable, less allowance for doubtful accounts of $146,000
         and $111,000, respectively                                               5,227,902         4,494,301
     Inventories (note 4)                                                         1,894,747         1,875,682
     Prepaid expenses and other costs                                               258,961           144,925
                                                                               ------------      ------------
         Total current assets                                                    14,933,319        16,992,524
                                                                               ------------      ------------

Property and equipment                                                            1,809,087         1,639,319
     Less accumulated depreciation and amortization                                (816,015)         (745,602)
                                                                               ------------      ------------
                                                                                    993,072           893,717
                                                                               ------------      ------------

Marketable securities (notes 2 and 3)                                             5,873,284         5,780,707
Patents, trademarks, copyrights and licenses, net of accumulated
     amortization of $685,618 and $610,282, respectively                            879,203           934,468
Deferred issuance costs on convertible debentures, net of accumulated
     amortization of $70,854 and $0, respectively (note 7)                          779,396           850,250
                                                                               ------------      ------------
                                                                               $ 23,458,274      $ 25,451,666
                                                                               ============      ============


Current liabilities:
     Accounts payable                                                          $    728,384      $    461,331
     Line of credit advances (note 5)                                                  --           1,450,000
     Deferred revenue                                                               437,596           542,758
     Accrued expenses                                                               952,293         1,044,745
                                                                               ------------      ------------
         Total current liabilities                                                2,118,273         3,498,834


Convertible debentures (notes 7 and 11)                                           9,746,515         8,863,578
                                                                               ------------      ------------
         Total liabilities                                                       11,864,788        12,362,412
                                                                               ------------      ------------

Stockholders' equity (note 6):
     Common stock, $.01 par value. Authorized, 20,000,000 shares; issued
         and outstanding 8,221,445 and 7,833,633 shares, respectively                82,214            78,336
     Additional paid-in capital                                                  32,533,638        31,061,754
     Unrealized losses on marketable securities (notes 2 and 3)                     (82,843)         (176,477)
     Deferred compensation                                                         (168,513)         (216,684)
     Notes receivable from sale of common stock                                    (297,173)         (297,173)
     Accumulated deficit                                                        (20,473,837)      (17,360,502)
                                                                               ------------      ------------
         Total stockholders' equity                                              11,593,486        13,089,254


Commitments (note 9)
                                                                               ------------      ------------
                                                                               $ 23,458,274      $ 25,451,666
                                                                               ============      ============

                 See accompanying notes to financial statements.



                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                          December 31,
                                                      1995             1994
                                                  -----------      -----------

Sales:
     Identification systems                       $ 2,168,871      $ 2,074,022
     Maintenance and other services                   350,223          264,935
                                                  -----------      -----------
         Total sales                                2,519,094        2,338,957
                                                  -----------      -----------

Cost of sales:
     Identification systems                           987,944        1,028,583
     Maintenance and other services                   424,234          309,193
                                                  -----------      -----------
         Total cost of sales                        1,412,178        1,337,776
                                                  -----------      -----------
     Gross margin                                   1,106,916        1,001,181
                                                  -----------      -----------

Selling, general and administrative expenses:
     Sales and marketing                              629,676          495,427
     Engineering and development                      939,874          484,198
     Depreciation and amortization                    138,659          125,663
     General and administrative                       482,783          339,948
                                                  -----------      -----------
         Total expenses                             2,190,992        1,445,236
                                                  -----------      -----------

Loss from operations                               (1,084,076)        (444,055)


Interest income                                       202,400           97,439
Interest expense (note 11)                         (2,231,658)          (1,951)

                                                  -----------      -----------
         Net loss                                 $(3,113,334)     $  (348,567)
                                                  ===========      ===========

Loss per common share                             $     (0.39)     $     (0.04)
                                                  ===========      ===========


Weighted average common shares outstanding          7,891,840        7,785,555
                                                  ===========      ===========

                 See accompanying notes to financial statements.


                                   DIGITAL BIOMETRICS, INC.
                                   STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                       Three Months Ended
                                                                           December 31,
                                                                 ------------------------------
                                                                     1995              1994
                                                                 ------------      ------------

Cash flows from operating activities:
         Net loss                                                $ (3,113,334)     $   (348,567)
         Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
                  Provision for doubtful accounts receivable           35,000             9,000
                  Deferred compensation amortization                   48,171            51,672
                  Depreciation and amortization                       149,633           130,309
                  Loss on disposal of fixed assets                      7,360              --
                  Interest expense amortization for the
                     intrinsic value of the beneficial
                     conversion feature of convertible
                     debentures                                     1,923,529              --
                  Interest expense on convertible debentures
                     converted into common stock                      298,263              --


         Changes in operating assets and liabilities:
                  Accounts receivable                                (768,600)          286,667
                  Inventories                                         (19,065)          272,037
                  Prepaid expenses                                   (114,037)           18,264
                  Accounts payable                                    267,054            65,800
                  Deferred revenue                                   (105,162)          (10,118)
                  Accrued expenses                                   (199,693)           89,645
                                                                 ------------      ------------
         Net cash provided by (used in) operating activities       (1,590,881)          564,709
                                                                 ------------      ------------

Cash flows from investing activities:
         Purchase of property and equipment                          (179,955)         (175,232)
         Patents, trademarks, copyrights and licenses                 (20,071)          (10,084)
                                                                 ------------      ------------
         Net cash used in investing activities                       (200,026)         (185,316)
                                                                 ------------      ------------

Cash flows from financing activities:
         Exercise of warrants                                         315,000              --
         Issuance of convertible debentures                        10,109,750              --
         Payments on line of credit                                (1,450,000)             --
                                                                 ------------      ------------
         Net cash provided by financing activities                  8,974,750              --
                                                                 ------------      ------------

Increase in cash and cash equivalents                               7,183,843           379,393

Cash and cash equivalents at beginning of period                      367,866           592,971
                                                                 ------------      ------------

Cash and cash equivalents at end of period                       $  7,551,709      $    972,364
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

MARKETABLE SECURITIES

         Marketable securities consist primarily of collateralized mortgage backed securities (see note 3). Net realized and unrealized gains and losses are determined on the specific identification cost basis. Unrealized gains and losses are reflected as a separate component of stockholders' equity. Realized losses on sales of marketable securities are reported as a reduction in interest income. There were no realized losses on sales of marketable securities for the three-month periods ended December 31, 1995 or 1994.

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

WARRANTY COSTS

         Estimated product warranty costs are accrued at date of shipment. Accrued warranty costs at December 31, 1995 were $60,000 compared with $58,000 at September 30, 1995.

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

         The Company's performance for any period is not necessarily indicative of sales trends or future performance. The nature of the law enforcement market and the government procurement process are expected to continue to produce an irregular and unpredictable revenue cycle for the Company. For the three-month period ended December 31, 1995, sales to two customers accounted for 40% and 10% of sales. Sales to three customers during the three-month period ended December 31, 1994 accounted for 28%, 17%, and 11% of period sales. Export sales were 39% for the three-month period ended December 31, 1995 and 4% for the same period in 1994.

ENGINEERING AND DEVELOPMENT ARRANGEMENTS

         Engineering and development costs are expensed as incurred. Engineering and development expenses for the three-month periods ended December 31, 1995 and 1994 are net of reimbursements of $462,000 and $337,000, respectively, from a company with which there is a teaming agreement on an international development project.

STATEMENT OF CASH FLOWS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents include primarily U.S. Government money market funds and A-1, P-1 rated commercial paper.

           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                           Three Months Ended
                                                              December 31,
                                                          1995           1994
                                                       ----------     ----------

           Cash paid during the period for interest       $9,866         $1,951
                                                       ==========     ==========

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

                                               December 31,       September 30,
                                                   1995               1995
                                              --------------     --------------

              Fair market value                  $5,873,284         $5,780,707
              Amortized cost                      5,956,127          5,957,184
                                              --------------     --------------
              Unrealized loss                    $  (82,843)        $ (176,477)
                                              ==============     ==============


(4) INVENTORIES

         Inventory is valued at standard which approximates the lower of first-in, first-out (FIFO) cost or market. Inventories consist of the following.

                                               December 31,       September 30,
                                                   1995               1995
                                              --------------     --------------

               Raw materials                     $1,405,990         $1,187,955
               Work in process                      124,479            197,947
               Finished goods                       364,278            489,780
                                              --------------     --------------
                                                 $1,894,747         $1,875,682
                                              ==============     ==============

(5) LINE OF CREDIT

         The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate (8.5% on December 31, 1995), is payable upon demand and expires in March 1996. There were no amounts borrowed under the line at December 31, 1995.

         The Company has a $4,000,000 line of credit with Norwest Bank Minnesota N.A. Borrowings under this line of credit are secured by marketable securities and are limited to the amount of marketable securities held as collateral by the bank. Borrowings under the line bear interest at the prime rate (8.5% on December 31, 1995), is payable upon demand and expires in May 1996. There were no amounts borrowed under the line at December 31, 1995.

(6) ACCRUED EXPENSES

           Accrued expenses consist of:

                                               December 31,     September 30,
                                                   1995              1995
                                               ------------     --------------

              Salaries                            $ 72,953         $  127,281
              Vacation                             103,885            105,734
              Interest                             204,712              2,799
              Payroll taxes                        224,448            500,000
              Sales taxes                           29,916             34,818
              Warranty                              60,300             58,100
              Other                                256,079            216,013
                                               ------------     --------------
                                                  $952,293         $1,044,745
                                               ============     ==============

(7) CONVERTIBLE DEBENTURES


         On September 29, 1995, the Company completed a private placement to offshore accredited investors of $10,900,000 of 8% Convertible Debentures due September 29, 1998 (the "Debentures"). Net proceeds to the Company after placement fees but before legal and other expenses were $10,109,750. The Debentures are convertible one third after 45 days, one third after 75 days and one third after 105 days at the option of the Debenture holder. The Company has the right to redeem the debentures prior to conversion. The conversion price is equal to the lesser of $7.00 per common share or 85% of the average trading price for any five consecutive trading days before conversion. This beneficial conversion feature has an intrinsic value of $1,924,000 which has been recorded as a charge to interest expense. The intrinsic value of the beneficial conversion feature is to be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the conversion period. Interest accrued on the Debentures is payable in common stock at the time of conversion at the conversion price as described above. In addition to the cash placement fee, a warrant to purchase 112,893 shares of the Company's common stock at $8.40 per share was granted to the placement agent for this offering. The warrant was valued at $112,893, which is reflected as a discount on the Debentures and is being amortized as interest expense over the term of the Debentures. Net proceeds to the Company will be used for working capital, product development and other general corporate purposes.


         As of December 31, 1995, the Company issued 213,481 shares of common stock for the conversion of $1,050,000 of the 8% Convertible Debentures.

(8) STOCKHOLDERS' EQUITY

         Effective December 31, 1995, the Company issued 16,831 shares of common stock to satisfy the Company's discretionary matching to employees electing participation in the Company's 401(k) retirement plan. This issuance increased common stock and additional paid-in capital by $94,674 and resulted in compensation expense of the same amount.

(9) LEASE COMMITMENTS

         The Company leases its primary office and production facility under an operating lease that expires in October, 1997. Annual base rent under the lease agreement is approximately $280,000, including a pro rata share for property taxes, maintenance and other operating expenses. The Company leases a separate sales and service office in Los Angeles, California under an operating lease that expires in August, 1996 and a sales office in Washington, D.C. on a year-to-year lease arrangement. Rent expense for the three months ended December 31, 1995 and 1994 was $78,000 and $82,000, respectively.

(10) LITIGATION

         On June 1, 1995, the Company filed a complaint for patent infringement against Identix, Inc., of Sunnyvale, California, in the United States District Court for the Northern District of California. The complaint alleges that Identix has willfully and deliberately infringed a Company patent through the manufacture, use and/or sale of competing products. The complaint seeks, among other things, an injunction prohibiting further infringement as well as unspecified monetary damages. Identix has responded to the complaint alleging, among other purported defenses, non-infringement and patent invalidity. This lawsuit is in its preliminary stages and any specific outcome is not yet determinable.

         There are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.


(11) RESTATEMENT

     On March 28, 1997, the Securities and Exchange Commission (SEC) staff announced its position on the accounting treatment for the issuance of convertible debt securities with beneficial conversion features such as that contained in the Company's convertible debentures issued in September 1995. The SEC staff's announcement requires retroactive determination using the intrinsic-value method of the beneficial conversion feature. The intrinsic value of the beneficial conversion feature is to be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the conversion period.

     As a result of this SEC announcement, the Company is restating its results for the three-month period ended December 31, 1995 to reflect the in-the-money beneficial conversion feature of the convertible debentures which were issued by the Company in September 1995. An additional charge of $1,923,529 has been recorded in the three-month period ended December 31, 1995 for the in-the-money beneficial conversion feature which vested during the first quarter of fiscal 1996. As a result, interest expense, net loss and net loss per share were restated from $308,129; $1,189,805 and $0.15 to $2,231,658, $3,113,334 and
$0.39, respectively. This restatement had no effect on cash flows or total stockholders' equity.



                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1995

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1994

         Total sales were $2,519,000 for the three months ended December 31, 1995 compared with $2,339,000 for the same period in 1994. Identification system product sales were $2,169,000 compared with $2,074,000 in 1994. The number of TENPRINTER systems sold during the three months ended December 31, 1995 were 32, compared to 31 in the prior year period. Included in the 1995 sales were $977,000 for 12 systems sold to an international customer.

         For the three-month period ended December 31, 1995, sales to two customers accounted for approximately 40% and 10% of total sales. Sales to three customers during the three months ended December 31, 1994 accounted for approximately 28%, 17% and 11% of total sales.

         Product maintenance and service revenues were $350,000 for the three months ended December 31, 1995 compared with $265,000 for the same period in 1994. This increase is due primarily to a larger installed base of TENPRINTER systems.

         Overall gross margins for the three months ended December 31, 1995 were 44% as compared with 43% of sales for the same period in 1994. Gross margins on identification system sales were 54% in 1995 compared with 50% in 1994. This increase was due primarily to higher margins on international shipments in 1995.

         Product maintenance and service margins for the three months ended December 31, 1995 and 1994 were -21% and -17% of maintenance and support revenues, respectively. The increased costs of product maintenance and support are due primarily to building of base field service operations to accommodate maintenance of TENPRINTER systems now located in 37 states.

         Sales and marketing expenses for the three-month period ended December 31, 1995 were 25% of total sales compared to 21% for the same three-month period in 1994. This increase is due primarily to international marketing efforts. Engineering and development expenses were 37% of total sales for the three-month period ended December 31, 1995 compared to 21% for the same period a year ago. The 1995 increase is due primarily to new product development efforts. Engineering and development expenses for the three-month periods ending December 31, 1995 and 1994 are net of reimbursements of $462,000 and $337,000, respectively, related to an international development project. General and administrative expenses for the three-month period ended December 31, 1995 were 19% of total sales compared to 15% for the same period in 1994. This increase is due primarily to increased legal expenses related to the patent infringement lawsuit.

         Interest income increased to $202,000 for the three months ended December 31, 1995 from $97,000 for the same period in 1994, primarily due to cash received from the private placement of 8% convertible debentures issued on September 29, 1995.


         Interest expense increased to $2,232,000 for the three months ended December 31, 1995 from $2,000 for the same period in 1994, primarily due to a non-cash charge of $1,924,000 for the intrinsic value of the beneficial conversion feature of the convertible debentures, and to a lesser extent, accrued interest expense on the 8% convertible debentures issued on September 29, 1995.

         The Company incurred a net loss for the three-month period ended December 31, 1995 of $3,113,000 ($0.39 per share) as compared with $349,000 ($0.04 per share) for the same period in 1994. The net loss for the three-month period ended December 31, 1995 includes a non-cash interest expense charge of $1,924,000 ($0.24 per share) for the intrinsic value of the beneficial conversion feature of the Company's convertible debentures.


INFLATION

         The Company does not believe inflation has significantly impacted revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

         At December 31, 1995, the Company had carryforwards of net operating losses of approximately $18,000,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount approximately $2,200,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital. The carryforwards expire annually beginning in 1999. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the long-term federal tax exempt rate. A total of $3,700,000 of the net operating loss carryforwards at December 31, 1995 is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $14,300,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

BACKGROUND


         For the period from the Company's inception in 1985 through December 31, 1995, limited revenues have resulted from product sales and at December 31, 1995, the Company's cumulative deficit was $20,474,000. Losses are expected to continue until the market development and acceptance of the technology incorporated into the Company's products provides product sales sufficient to cover the Company's operating expenses.

CURRENT AND FUTURE OPERATIONS

         The Company's performance in any one reporting period is not necessarily indicative of sales trends or future performance. The nature of the law enforcement market and the government procurement process are expected to continue to result in an irregular and unpredictable revenue cycle for the Company.

         Net cash used in operating activities was $1,591,000 for the three months ended December 31, 1995 compared with net cash provided by operating activities of $565,000 for the same period in 1994. This increase in cash used in operating activities was primarily a result of a larger net loss during the three-month period in 1995 as well as an increase in accounts receivable balances due primarily to international shipments.

         Net cash used in investing activities was $200,000 for the three months ended December 31, 1995 as compared with $185,000 for the same period in 1994. Capital expenditures in 1995 and 1994 were primarily for engineering and manufacturing test fixtures. The Company's business does not require significant amounts of cash for capital expenditures because substantial amounts of the manufacturing and assembly processes utilized in the production of current products are performed by outside vendors, as directed by the Company. Specifically, the Company purchases electronics modules and standard mechanical assemblies from manufacturers of such goods. In addition, sheet metal components, optical components and specialized electronics modules are designed by the Company and manufactured to the Company's specifications by outside sources.


         Net cash provided by financing activities was $8,975,000 for the three months ended December 31, 1995, due to cash received from the issuance of 8% convertible debentures and repayments of outstanding borrowings on lines of credit. The Debentures include a beneficial conversion feature with an intrinsic value of $1,924,000 which has been recorded as a charge to interest expense. The intrinsic value of the beneficial conversion feature is to be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the conversion period. There was no cash provided by or used in financing activities for the three months ended December 31, 1994. There were no borrowings under lines of credit at December 31, 1995. Historically, the Company has relied primarily on sales of common stock to satisfy its financing requirements.


         At December 31, 1995, the Company had $7,552,000 in cash and cash equivalents and $5,873,000 in marketable securities. The unrealized loss on marketable securities at December 31, 1995 was $83,000.

         The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate (8.5% on December 31, 1995). The line is payable upon demand and expires in March 1996. There were no amounts borrowed under the line at December 31, 1995.

         The Company has a $4,000,000 line of credit with Norwest Bank Minnesota N.A. Borrowings under this line of credit are secured by marketable securities and are limited to the amount of marketable securities held as collateral by the bank. Borrowings under the line bear interest at the prime rate (8.5% on December 31, 1995). The line is payable upon demand and expires in May 1996. There were no amounts borrowed under the line at December 31, 1995.

         Management believes that cash and cash equivalents, marketable securities and cash generated from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements.


                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1995

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                     On June 1, 1995, the Company filed a complaint for patent
              infringement against Identix, Inc., of Sunnyvale, California, in the United States District Court for the Northern District of California. The complaint alleges that Identix has willfully and deliberately infringed a Company patent through the manufacture, use and/or sale of competing products. The complaint seeks, among other things, an injunction prohibiting further infringement as well as unspecified monetary damages. Identix has responded to the complaint alleging, among other purported defenses, non-infringement and patent invalidity. This lawsuit is in its preliminary stages and any specific outcome is not yet determinable.

              There are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.

ITEM 6.  (a)  EXHIBITS

              Exhibit 11 Statement re: Computation of loss per share

         (b)  REPORTS ON FORM 8-K

                     On October 19, 1995 the Company filed a report of Form 8-K related to the private placement of $10,900,000 of 8% Convertible Debentures.


                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1995

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DIGITAL BIOMETRICS, INC.
                                                  (Registrant)



July 11, 1997                               s/ John J. Metil
                                            ---------------------------------
                                                  John J. Metil
                                            Chief Financial Officer