Form 10-Q/A
period 1996-03-31
DIGITAL BIOMETRICS INC
filed 1997-07-11
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

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

    Common Stock, $.01 par value         April 30, 1996 - 10,414,781 shares
             (Class)                                (Outstanding)




                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1996
                                      INDEX

PART I - FINANCIAL INFORMATION:
                                                                          PAGE
         ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)
                             BALANCE SHEETS                                 3
                             STATEMENTS OF OPERATIONS                       4
                             STATEMENTS OF CASH FLOWS                       5
                             NOTES TO FINANCIAL STATEMENTS                  6

         ITEM 2.        MANAGEMENT'S DISCUSSION AND                        14
                        ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION:

         ITEM 1.        LEGAL PROCEEDINGS                                  21

         ITEM 4.        SUBMISSION OF MATTERS TO A VOTE
                        OF SECURITY HOLDERS                                21

         ITEM 6.  (a)   EXHIBITS                                           22
                  (b)   REPORTS ON FORM 8-K                                22


SIGNATURES                                                                 23

EXHIBIT 11              STATEMENT RE:  COMPUTATION OF LOSS                 24
                        PER SHARE


EXHIBIT 27              FINANCIAL DATA SCHEDULE                            25



TENPRINTER(R) and the Company's mechanical hand logo have been registered as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the TRAK-21(TM) and SQUID(TM) trademark. In addition, FC-5(TM), FC-6(TM), FC-7(TM), FC-11(TM), FC-21(TM) and FC-22(TM) are trademarks of the Company.


                                          DIGITAL BIOMETRICS, INC.
                                               BALANCE SHEETS
                                                 (UNAUDITED)

                                                                                 March 31,       September 30,
                                                                                   1996              1995
                                                                               ------------      ------------
Current assets:
     Cash and cash equivalents (note 2)                                        $  4,916,033      $    367,866
     Receivable from issuance of convertible debentures (note 7)                       --          10,109,750
     Accounts receivable, less allowance for doubtful accounts of $148,420
         and $111,000, respectively                                               5,156,750         4,494,301
     Inventories (note 4)                                                         2,982,955         1,875,682
     Prepaid expenses and other costs                                               203,591           144,925
                                                                               ------------      ------------
         Total current assets                                                    13,259,329        16,992,524
                                                                               ------------      ------------

Property and equipment                                                            2,349,417         1,639,319
     Less accumulated depreciation and amortization                                (907,577)         (745,602)
                                                                               ------------      ------------
                                                                                  1,441,840           893,717
                                                                               ------------      ------------

Marketable securities (notes 2 and 3)                                             5,834,025         5,780,707
Patents, trademarks, copyrights and licenses, net of accumulated
     amortization of $760,411 and $610,282, respectively                            807,034           934,468
Deferred issuance costs on convertible debentures, net of accumulated
     amortization of $129,141 and $0, respectively (note 7)                         422,524           850,250
                                                                               ------------      ------------
                                                                               $ 21,764,752      $ 25,451,666
                                                                               ============      ============


Current liabilities:
     Accounts payable                                                          $    977,917      $    461,331
     Line of credit advances (note 5)                                                  --           1,450,000
     Deferred revenue                                                               774,299           542,758
     Accrued expenses                                                               999,634         1,044,745
                                                                               ------------      ------------
         Total current liabilities                                                2,751,850         3,498,834


Convertible debentures (notes 7 and 11)                                           6,405,924         8,863,578
                                                                               ------------      ------------
         Total liabilities                                                        9,157,774        12,362,412
                                                                               ------------      ------------

Stockholders' equity (note 8):
     Common stock, $.01 par value. Authorized, 20,000,000 shares; issued
         and outstanding 9,374,189 and 7,833,633 shares, respectively                93,742            78,336
     Additional paid-in capital                                                  35,761,859        31,061,754
     Unrealized losses on marketable securities (notes 2 and 3)                    (121,058)         (176,477)
     Deferred compensation                                                         (192,342)         (216,684)
     Notes receivable from sale of common stock                                    (297,173)         (297,173)
     Accumulated deficit                                                        (22,638,050)      (17,360,502)
                                                                               ------------      ------------
         Total stockholders' equity                                              12,606,978        13,089,254


Commitments (note 9)
                                                                               ------------      ------------
                                                                               $ 21,764,752      $ 25,451,666
                                                                               ============      ============

                 See accompanying notes to financial statements.



                                           DIGITAL BIOMETRICS, INC.
                                           STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                       Three Months Ended                Six Months Ended
                                                            March 31,                        March 31,
                                                      1996             1995             1996            1995
                                                  -----------      -----------      -----------      -----------
Sales:
     Identification systems                       $   884,834      $ 2,350,460      $ 3,053,705      $ 4,424,482
     Maintenance and other services                   374,117          314,105          724,340          579,040
                                                  -----------      -----------      -----------      -----------

         Total sales                                1,258,951        2,664,565        3,778,045        5,003,522
                                                  -----------      -----------      -----------      -----------

Cost of sales:
     Identification systems                           512,733        1,096,857        1,500,677        2,125,440
     Maintenance and other services                   510,911          407,358          935,145          716,551
                                                  -----------      -----------      -----------      -----------

         Total cost of sales                        1,023,644        1,504,215        2,435,822        2,841,991
                                                  -----------      -----------      -----------      -----------
     Gross margin                                     235,307        1,160,350        1,342,223        2,161,531
                                                  -----------      -----------      -----------      -----------

Selling, general and administrative expenses:
     Sales and marketing                              491,469          583,535        1,121,146        1,078,962
     Engineering and development                    1,185,123          495,592        2,124,998          979,790
     Depreciation and amortization                    154,583          125,352          293,242          251,015
     General and administrative                       492,843          353,226          975,626          693,174
                                                  -----------      -----------      -----------      -----------
         Total expenses                             2,324,018        1,557,705        4,515,012        3,002,941
                                                  -----------      -----------      -----------      -----------

Loss from operations                               (2,088,711)        (397,355)      (3,172,789)        (841,410)


Interest income                                       168,730           97,446          371,130          194,885
Interest expense (note 11)                           (244,230)          (8,057)      (2,475,888)         (10,008)

                                                  -----------      -----------      -----------      -----------
         Net loss                                 $(2,164,211)     $  (307,966)     $(5,277,547)     $  (656,533)
                                                  ===========      ===========      ===========      ===========

Loss per common share                             $     (0.26)     $     (0.04)     $     (0.65)     $     (0.08)
                                                  ===========      ===========      ===========      ===========


Weighted average common shares
outstanding                                         8,435,781        7,806,520        8,162,324        7,795,922
                                                  ===========      ===========      ===========      ===========

                 See accompanying notes to financial statements.



                                      DIGITAL BIOMETRICS, INC.
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                                                              Six Months Ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                            1996             1995
                                                                       ------------      ------------

Cash flows from operating activities:
         Net loss                                                      $ (5,277,547)     $   (656,533)
         Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
                  Provision for doubtful accounts receivable                 37,420            18,000
                  Deferred compensation amortization                         96,342           104,706
                  Depreciation and amortization                             467,039           268,901
                  Loss on disposal of fixed assets                            7,773              --
                  Interest expense amortization for the
                      intrinsic value of the beneficial
                      conversion feature of convertible                   1,923,529              --
                      debentures
                  Interest expense on convertible debentures
                      converted into common stock                           397,335              --


         Changes in operating assets and liabilities:
                  Accounts receivable                                      (699,869)         (264,151)
                  Inventories                                            (1,107,273)          (29,902)
                  Prepaid expenses                                          (58,666)          (30,230)
                  Accounts payable                                          516,586            61,565
                  Deferred revenue                                          231,541            (2,303)
                  Accrued expenses                                         (215,269)         (227,164)
                                                                       ------------      ------------
         Net cash used in operating activities                           (3,681,059)         (757,111)
                                                                       ------------      ------------

Cash flows from investing activities:
         Purchase of property and equipment                                (722,829)         (279,209)
         Sale of marketable securities                                         --             685,865
         Patents, trademarks, copyrights and licenses                       (22,695)          (90,933)
                                                                       ------------      ------------
         Net cash provided by (used in) investing activities               (745,524)          315,723
                                                                       ------------      ------------

Cash flows from financing activities:
         Exercise of warrants                                               315,000            50,855
         Issuance of convertible debentures                              10,109,750              --
         Line of credit advances (payments)                              (1,450,000)          375,000
                                                                       ------------      ------------
         Net cash provided by financing activities                        8,974,750           425,855
                                                                       ------------      ------------

Increase (decrease) in cash and cash equivalents                          4,548,167           (15,533)

Cash and cash equivalents at beginning of period                            367,866           592,971
                                                                       ------------      ------------

Cash and cash equivalents at end of period                             $  4,916,033      $    577,438
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

MARKETABLE SECURITIES

         Marketable securities consist primarily of collateralized mortgage backed securities. Net realized and unrealized gains and losses are determined on the specific identification cost basis (see note 3). Unrealized gains and losses are reflected as a separate component of stockholders' equity. Realized losses on sales of marketable securities are reported as a reduction in interest income. There were no realized losses on sales of marketable securities for the three-month periods ended March 31, 1996 or 1995.

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

WARRANTY COSTS

         Estimated product warranty costs are accrued at date of shipment. Accrued warranty costs at March 31, 1996 were $54,000 compared with $58,000 at September 30, 1995.

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

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 54% of customer accounts receivable at March 31, 1996 were from government agencies, of which 62% was from a single customer. Approximately 46% of customer accounts receivable at March 31, 1996 were from non-government agencies, of which 81% was from a single customer.

         For the three-month period ended March 31, 1996, sales to two customers accounted for 21% and 10% of total sales. Sales to two customers during the three-month period ended March 31, 1995 accounted for 47% and 13% of period total sales. For the six-month period ended March 31, 1996, sales to two customers accounted for 33% and 10% of total sales. Sales to one customer during the six-month period ended March 31, 1995 accounted for 39% of period total sales. Export sales were 18% for the three-month period ended March 31, 1996 and 1% for the same period in 1995. Export sales were 32% for the six-month period ended March 31, 1996 and 2% for the same period in 1995.

ENGINEERING AND DEVELOPMENT ARRANGEMENTS

         Engineering and development costs are expensed as incurred. Engineering and development expenses for the three-month period ended March 31, 1995 are net of reimbursements of $98,000 from a company with which there is a teaming agreement on an international development project. Engineering and development expenses for the six-month periods ended March 31, 1996 and 1995 are net of reimbursements of $462,000 and $435,000, respectively.

STATEMENT OF CASH FLOWS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents include primarily U.S. Government money market funds and A-1, P-1 rated commercial paper.

           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                            Six Months Ended
                                                                March 31,
                                                          1996            1995
                                                       ----------     ----------

           Cash paid during the period for interest       $9,866        $10,008
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

                                                 March 31,        September 30,
                                                   1996               1995
                                              --------------     --------------

              Fair market value                  $5,834,025         $5,780,707
              Amortized cost                      5,955,083          5,957,184
                                              --------------     --------------
              Unrealized loss                    $ (121,058)        $ (176,477)
                                              ==============     ==============

(4) INVENTORIES

         Inventory is valued at standard which approximates the lower of first-in, first-out (FIFO) cost or market. Inventories consist of the following.

                                                 March 31,        September 30,
                                                   1996               1995
                                              --------------     --------------

              Raw materials                      $2,322,596         $1,187,955
              Work in process                       276,556            197,947
              Finished goods                        383,803            489,780
                                              --------------     --------------
                                                 $2,982,955         $1,875,682
                                              ==============     ==============

         Certain of the Company's components used in the manufacture of its TENPRINTER system are currently supplied by a single vendor. Secondary sourcing is not expected to be available for the next several months. Delays in product deliveries to customers may occur should the supplier be unable to deliver the components.

(5) LINE OF CREDIT

         The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate (8.25% on March 31, 1996), is payable upon demand and expires in March 1997. There were no amounts borrowed under the line at March 31, 1996.

         The Company has a $4,000,000 line of credit with Norwest Bank Minnesota N.A. Borrowings under this line of credit are secured by marketable securities and are limited to the amount of marketable securities held as collateral by the bank. Borrowings under the line bear interest at the prime rate (8.25% on March 31, 1996), is payable upon demand and expires in May 1996. There were no amounts borrowed under the line at March 31, 1996.

(6) ACCRUED EXPENSES

           Accrued expenses consist of:

                                                 March 31,      September 30,
                                                   1996             1995
                                               ------------     -------------

              Salaries                            $118,982        $  127,281
              Vacation                             129,233           105,734
              Interest                             264,914             2,799
              Payroll taxes                        234,744           500,000
              Sales taxes                            7,360            34,818
              Warranty                              54,450            58,100
              Other                                189,951           216,013
                                               ------------     -------------
                                                  $999,634        $1,044,745
                                               ============     =============

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


         As of March 31, 1996, the Company has issued 1,348,769 shares of common stock for the conversion of principal aggregating $4,400,000 of the 8% Convertible Debentures plus $122,000 of accrued interest at an average conversion price of $3.35 per share.

(8) STOCKHOLDERS' EQUITY

         Effective March 31, 1996, the Company issued 16,831 shares of common stock to satisfy the Company's discretionary matching to employees electing participation in the Company's 401(k) retirement plan. This issuance increased common stock and additional paid-in capital by $94,674 and resulted in compensation expense of the same amount.

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

(9) LEASE COMMITMENTS

         The Company leases its primary office and production facility under an operating lease that expires in April, 2001. Annual base rent under the lease agreement is approximately $400,000, including a pro rata share for property taxes, maintenance and other operating expenses. The Company leases a separate sales and service office in Los Angeles, California under an operating lease that expires in August, 1996 and a sales office in Washington, D.C. on a year-to-year lease arrangement. Rent expense for the six months ended March 31, 1996 and 1995 was $165,000 and $164,000, respectively.

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

         As a result of this SEC announcement, the Company is restating its results for the six-month period ended March 31, 1996 to reflect the in-the-money beneficial conversion feature of the convertible debentures which were issued by the Company in September 1995. An additional charge of $1,923,529 has been recorded for the six-month period ended March 31, 1996 for the in-the-money beneficial conversion feature which vested during the first quarter of fiscal 1996. As a result, interest expense, net loss and net loss per share for the six-month period ended March 31, 1996 were restated from $552,359, $3,354,018 and $0.41 to $2,475,888, $5,277,547 and $0.65, respectively. This restatement had no effect on cash flows or total stockholders' equity.



                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1996

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

         Total sales were $1,259,000 for the three months ended March 31, 1996 compared with $2,665,000 for the same period in 1995. Identification system product sales were $885,000 in 1996 compared with $2,350,000 in 1995, a decrease of 62%. This decrease resulted primarily from a decrease in the number of TENPRINTER systems sold from 20 during the three-month period in the prior-year to 8 during the current-year period. The decrease in units sold is directly related to a transition during the quarter to a new generation "S Series" TENPRINTER system and a decision by management to delay deliveries of the new system to the last half of the current fiscal year.

         For the three-month period ended March 31, 1996, sales to two customers accounted for approximately 21% and 10% of total sales. Sales to two customers during the three months ended March 31, 1995 accounted for approximately 47% and 13% of total sales.

         Product maintenance and service revenues were $374,000 for the three months ended March 31, 1996 compared with $314,000 for the same period in 1995. This increase is due primarily to a larger installed base of TENPRINTER systems.

         Overall gross margins for the three months ended March 31, 1996 were 19% as compared with 44% of sales for the same period in 1995. Gross margins on identification system sales were 42% in 1996 compared with 53% in 1995. This decrease was due primarily to higher manufacturing costs per TENPRINTER system produced. The higher cost per unit was due primarily to decreased economies of scale from the decreased number of systems manufactured and sold during the three-month period ended March 31, 1996.

         Product maintenance and service margins for the three months ended March 31, 1996 and 1995 were -37% and -30% of maintenance and support revenues, respectively. The increased costs of product maintenance and support are due primarily to building of base field service operations to accommodate maintenance of TENPRINTER systems now located in 37 states.

         Sales and marketing expenses for the three-month period ended March 31, 1996 were 39% of total sales compared to 22% for the same three-month period in 1995. This increase is due primarily to the lower sales level and international marketing efforts. Engineering and development expenses were 94% of total sales for the three-month period ended March 31, 1996 compared to 19% for the same period a year ago. The 1996 increase is due primarily to the lower sales level and new product development efforts. Engineering and development expenses for the three-month period ending March 31, 1995 is net of reimbursements of $98,000 related to an international development project. General and administrative expenses for the three-month period ended March 31, 1996 were 39% of total sales compared to 13% for the same period in 1995. This increase is due primarily to the lower sales level and increased legal expenses related to the patent infringement lawsuit.

         Interest income increased to $169,000 for the three months ended March 31, 1996 from $97,000 for the same period in 1995, primarily due to cash received from the private placement of 8% convertible debentures issued on September 29, 1995.

         Interest expense increased to $244,000 for the three months ended March 31, 1996 from $8,000 for the same period in 1995, primarily due to accrued interest expense on the 8% convertible debentures issued on September 29, 1995.

         The Company incurred a net loss for the three-month period ended March 31, 1996 of $2,164,000 ($0.26 per share) as compared with $308,000 ($0.04 per share) for the same period in 1995.

SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO SIX MONTHS ENDED MARCH 31, 1995

         Total sales were $3,778,000 for the three months ended March 31, 1996 compared with $5,004,000 for the same period in 1995. Identification system product sales were $3,054,000 compared with $4,424,000 in 1995. The number of TENPRINTER systems sold during the six months ended March 31, 1996 were 40, compared to 51 in the prior-year period. Included in the 1996 sales were $1,178,000 for 12 systems and system add-ons sold to an international customer.

         For the six-month period ended March 31, 1996, sales to two customers accounted for approximately 33% and 10% of total sales. Sales to one customer during the six months ended March 31, 1995 accounted for approximately 39% of total sales.

         Product maintenance and service revenues were $724,000 for the six months ended March 31, 1996 compared with $579,000 for the same period in 1995. This increase is due primarily to a larger installed base of TENPRINTER systems.

         Overall gross margins for the six months ended March 31, 1996 were 36% as compared with 43% of sales for the same period in 1995. Gross margins on identification system sales were 51% in 1996 compared with 52% in 1995. This decrease was due primarily to a decrease in the number of TENPRINTER systems sold, offset by higher margins on international shipments in fiscal 1996.

         Product maintenance and service margins for the six months ended March 31, 1996 and 1995 were -29% and -24% of maintenance and support revenues, respectively. The increased costs of product maintenance and support are due primarily to building of base field service operations to accommodate maintenance of TENPRINTER systems now located in 37 states.

         Sales and marketing expenses for the six-month period ended March 31, 1996 were 30% of total sales compared to 22% for the same six-month period in 1995. This increase is due primarily to the lower sales level and international marketing efforts. Engineering and development expenses were 56% of total sales for the six-month period ended March 31, 1996 compared to 20% for the same period a year ago. The 1996 increase is due primarily to the lower sales level and new product development efforts. Engineering and development expenses for the six-month periods ending March 31, 1996 and 1995 are net of reimbursements of $462,000 and $435,000, respectively, related to an international development project. General and administrative expenses for the six-month period ended March 31, 1996 were 26% of total sales compared to 14% for the same period in 1995. This increase is due primarily to the lower sales level and increased legal expenses related to the patent infringement lawsuit.

         Interest income increased to $371,000 for the six months ended March 31, 1996 from $195,000 for the same period in 1995, primarily due to cash received from the private placement of 8% convertible debentures issued on September 29, 1995 and a non-cash charge of $1,924,000 for the intrinsic value of the beneficial conversion feature of the convertible debentures.


         Interest expense increased to $2,476,000 for the six months ended March 31, 1996 from $10,000 for the same period in 1995, primarily due to a non-cash charge of $1,924,000 for the intrinsic value of the beneficial conversion feature of the convertible debentures, and to a lesser extent, accrued interest expense on the 8% convertible debentures issued on September 29, 1995.

         The Company incurred a net loss for the six-month period ended March 31, 1996 of $5,278,000 ($0.65 per share) as compared with $657,000 ($0.08 per share) for the same period in 1995. The net loss for the six-month period ended March 31, 1996 includes a non-cash interest expense charge of $1,924,000 ($0.24 per share) for the intrinsic value of the beneficial conversion feature of the Company's convertible debentures.


INFLATION

         The Company does not believe inflation has significantly impacted revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

         At March 31, 1996, the Company had carryforwards of net operating losses of approximately $20,200,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount approximately $2,200,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital. The carryforwards expire annually beginning in 1999. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the long-term federal tax exempt rate. A total of $3,700,000 of the net operating loss carryforwards at March 31, 1996 is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $16,500,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

BACKGROUND


         For the period from the Company's inception in 1985 through March 31, 1996, limited revenues have resulted from product sales and at March 31, 1996, the Company's cumulative deficit was $22,638,000. Losses are expected to continue until the market development and acceptance of the technology incorporated into the Company's products provides product sales sufficient to cover the Company's operating expenses.


CURRENT AND FUTURE OPERATIONS

         The Company's performance in any one reporting period is not necessarily indicative of sales trends or future performance. The nature of the law enforcement market and the government procurement process are expected to continue to result in an irregular and unpredictable revenue cycle for the Company.

         Net cash used in operating activities was $3,681,000 for the six months ended March 31, 1996 compared with $757,000 for the same period in 1995. This increase in cash used in operating activities was primarily a result of a larger net loss during the six-month period in 1996 as well as an increase in accounts receivable balances due primarily to international shipments and an increase in inventory from purchases for the new TENPRINTER Series-S production line.

         Net cash used in investing activities was $746,000 for the six months ended March 31, 1996 as compared with net cash provided by investing activities of $316,000 for the same period in 1995. Capital expenditures in 1996 and 1995 were primarily for engineering and manufacturing leasehold improvements and test fixtures. The Company's business does not require significant amounts of cash for capital expenditures because substantial amounts of the manufacturing and assembly processes utilized in the production of current products are performed by outside vendors, as directed by the Company. Specifically, the Company purchases electronics modules and standard mechanical assemblies from manufacturers of such goods. In addition, sheet metal components, optical components and specialized electronics modules are designed by the Company and manufactured to the Company's specifications by outside sources.


         Net cash provided by financing activities was $8,975,000 for the six months ended March 31, 1996 as compared with $426,000 for the same period in 1995. The increase is due to cash received from the issuance of 8% convertible debentures and repayments of outstanding borrowings on lines of credit. The Debentures include a beneficial conversion feature with an intrinsic value of $1,924,000 which has been recorded as a charge to interest expense. The intrinsic value of the beneficial conversion feature is to be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the conversion period. There were no borrowings under lines of credit at March 31, 1996. Historically, the Company has relied primarily on sales of common stock to satisfy its financing requirements.


         At March 31, 1996, the Company had $4,916,000 in cash and cash equivalents and $5,834,000 in marketable securities. The unrealized loss on marketable securities at March 31, 1996 was $121,000.

         The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 54% of customer accounts receivable at March 31, 1996 were from government agencies, of which 62% was from a single customer. Approximately 46% of customer accounts receivable at March 31, 1996 were from non-government agencies, of which 81% was from a single customer.

         The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate (8.25% on March 31, 1996). The line is payable upon demand and expires in March 1997. There were no amounts borrowed under the line at March 31, 1996.

         The Company has a $4,000,000 line of credit with Norwest Bank Minnesota N.A. Borrowings under this line of credit are secured by marketable securities and are limited to the amount of marketable securities held as collateral by the bank. Borrowings under the line bear interest at the prime rate (8.25% on March 31, 1996). The line is payable upon demand and expires in May 1996. There were no amounts borrowed under the line at March 31, 1996.

         Management believes that cash and cash equivalents, marketable securities and cash generated from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements.



                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1996

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The company held its Annual Meeting of Stockholders on February 21, 1996. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 as amended. At the meeting, sufficient favorable votes were cast to approve each of management's proposals as follows:

              - Elect six directors, each to serve until the next Annual Meeting of Stockholders and until their respective successors shall be elected and qualified. All directors received at least 6,959,798 shares voted for election.

              - Ratify KPMG Peat Marwick LLP, independent certified public accountants, as auditors of the Company for its fiscal year ending September 30, 1996. KPMG Peat Marwick LLP received 7,018,851 votes for approval.

ITEM 6.  (a)  EXHIBITS

              Exhibit 11 Statement re: Computation of loss per share

         (b)  REPORTS ON FORM 8-K

              There were no reports on Form 8-K filed during the three-month period ended March 31, 1996.



                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1996

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             DIGITAL BIOMETRICS, INC.
                                                   (Registrant)



July 11, 1997                                s/ John J. Metil
                                             ------------------------------
                                                   John J. Metil
                                             Chief Financial Officer