Form 10-Q/A
period 1996-06-30
DIGITAL BIOMETRICS INC
filed 1997-07-11
CIK 868373

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

For the transition period from __________________ to ___________________________

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

PART I - FINANCIAL INFORMATION:
                                                                         PAGE
         ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED)
                              BALANCE SHEETS                               3
                              STATEMENTS OF OPERATIONS                     4
                              STATEMENTS OF CASH FLOWS                     5
                              NOTES TO FINANCIAL STATEMENTS                6

         ITEM 2.         MANAGEMENT'S DISCUSSION AND                      14
                         ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION:

         ITEM 1.         LEGAL PROCEEDINGS                                21

         ITEM 6.  (a)    EXHIBITS                                         21
                  (b)    REPORTS ON FORM 8-K                              21


SIGNATURES                                                                22

EXHIBIT 11               STATEMENT RE:  COMPUTATION OF LOSS               23
                         PER SHARE


EXHIBIT 27               FINANCIAL DATA SCHEDULE                          24




TENPRINTER(R) and the Company's mechanical hand logo have been registered as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the TRAK-21(TM) and SQUID(TM) trademark. In addition, FC-5(TM), FC-6(TM), FC-7(TM), FC-11(TM), FC-21(TM) and FC-22(TM) are trademarks of the Company.


                                           DIGITAL BIOMETRICS, INC.
                                                BALANCE SHEETS
                                                  (UNAUDITED)

                                                                                 June 30,        September 30,
                                                                                   1996              1995
                                                                               ------------      ------------
Current assets:
     Cash and cash equivalents (note 2)                                        $  1,105,405      $    367,866
     Receivable from issuance of convertible debentures (note 7)                       --          10,109,750
     Accounts receivable, less allowance for doubtful accounts of $156,364
         and $111,000, respectively                                               5,426,189         4,494,301
     Inventories (note 4)                                                         4,911,117         1,875,682
     Prepaid expenses and other costs                                               196,919           144,925
                                                                               ------------      ------------
         Total current assets                                                    11,639,630        16,992,524
                                                                               ------------      ------------

Property and equipment                                                            2,418,792         1,639,319
     Less accumulated depreciation and amortization                                (982,676)         (745,602)
                                                                               ------------      ------------
                                                                                  1,436,116           893,717
                                                                               ------------      ------------

Marketable securities (notes 2 and 3)                                             5,782,339         5,780,707
Patents, trademarks, copyrights and licenses, net of accumulated
     amortization of $834,951 and $610,282, respectively                            736,800           934,468
Deferred issuance costs on convertible debentures, net of accumulated
     amortization of $155,467 and $0, respectively (note 7)                         155,034           850,250
                                                                               ------------      ------------
                                                                               $ 19,749,919      $ 25,451,666
                                                                               ============      ============


Current liabilities:
     Accounts payable                                                          $  1,016,990      $    461,331
     Line of credit advances (note 5)                                                  --           1,450,000
     Deferred revenue                                                             1,078,445           542,758
     Accrued expenses                                                             1,160,558         1,044,745
                                                                               ------------      ------------
         Total current liabilities                                                3,255,993         3,498,834


Convertible debentures (notes 7 and 11)                                           2,565,331         8,863,578
                                                                               ------------      ------------
         Total liabilities                                                        5,821,324        12,362,412
                                                                               ------------      ------------

Stockholders' equity (note 8):
     Common stock, $.01 par value. Authorized, 20,000,000 shares; issued
         and outstanding 10,716,997 and 7,833,633 shares, respectively              107,170            78,336
     Additional paid-in capital                                                  39,539,267        31,061,754
     Unrealized losses on marketable securities (notes 2 and 3)                    (171,699)         (176,477)
     Deferred compensation                                                         (144,171)         (216,684)
     Notes receivable from sale of common stock                                    (297,173)         (297,173)
     Accumulated deficit                                                        (25,104,799)      (17,360,502)
                                                                               ------------      ------------
         Total stockholders' equity                                              13,928,595        13,089,254


Commitments (note 9)
                                                                               ------------      ------------
                                                                               $ 19,749,919      $ 25,451,666
                                                                               ============      ============

                 See accompanying notes to financial statements.



                                              DIGITAL BIOMETRICS, INC.
                                              STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                       Three Months Ended                   Nine Months Ended
                                                             June 30,                            June 30,
                                                      1996              1995              1996              1995
                                                  ------------      ------------      ------------      ------------
Sales:
     Identification systems                       $    662,233      $    890,514      $  3,715,938      $  5,314,996
     Maintenance and other services                    383,454           311,390         1,107,794           890,430
Other                                                     --           1,800,000              --           1,800,000
                                                  ------------      ------------      ------------      ------------
         Total                                       1,045,687         3,001,904         4,823,732         8,005,426
                                                  ------------      ------------      ------------      ------------

Cost of sales:
     Identification systems                            406,686           471,334         1,907,364         2,596,774
     Maintenance and other services                    569,118           478,011         1,504,263         1,194,562
Other                                                     --             588,654              --             588,654
                                                  ------------      ------------      ------------      ------------
         Total                                         975,804         1,537,999         3,411,627         4,379,990
                                                  ------------      ------------      ------------      ------------
     Gross margin                                       69,883         1,463,905         1,412,105         3,625,436
                                                  ------------      ------------      ------------      ------------

Selling, general and administrative expenses:
     Sales and marketing                               558,686           567,008         1,679,832         1,645,970
     Engineering and development                     1,079,246           738,467         3,204,244         1,718,257
     Depreciation and amortization                     136,977           136,463           430,219           387,478
     General and administrative                        770,229           447,176         1,745,854         1,140,350
                                                  ------------      ------------      ------------      ------------
         Total expenses                              2,545,138         1,889,114         7,060,149         4,892,055
                                                  ------------      ------------      ------------      ------------

Loss from operations                                (2,475,255)         (425,209)       (5,648,044)       (1,266,619)


Interest income                                        125,239            91,646           496,369           286,531
Interest expense (note 11)                            (116,734)          (11,468)       (2,592,622)          (21,476)

                                                  ------------      ------------      ------------      ------------
         Net loss                                 $ (2,466,750)     $   (345,031)     $ (7,744,297)     $ (1,001,564)
                                                  ============      ============      ============      ============

Loss per common share                             $      (0.23)     $      (0.04)     $      (0.86)     $      (0.13)
                                                  ============      ============      ============      ============


Weighted average common shares
outstanding                                         10,565,580         7,830,886         9,011,169         7,807,577
                                                  ============      ============      ============      ============

                 See accompanying notes to financial statements.



                                              DIGITAL BIOMETRICS, INC.
                                              STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                                           Nine Months Ended
                                                                               June 30,
                                                                   ------------------------------
                                                                       1996               1995
                                                                   ------------      ------------

Cash flows from operating activities:
         Net loss                                                  $ (7,744,297)     $ (1,001,564)
         Adjustments to reconcile net loss to net cash used in
         operating activities:
                  Provision for doubtful accounts receivable             45,364            39,000
                  Provision for technological obsolescence                 --             486,738
                  Deferred compensation amortization                    144,513           159,752
                  Depreciation and amortization                         653,457           416,581
                  Loss on disposal of fixed assets                        7,773              --
                  Interest expense amortization for the
                      intrinsic value of the beneficial
                      conversion feature of convertible               1,923,529              --
                      debentures
                  Interest expense on convertible debentures
                      converted into common stock                       478,335              --
         Changes in operating assets and liabilities:
                  Accounts receivable                                  (977,252)       (1,392,045)
                  Inventories                                        (3,035,435)           11,907
                  Prepaid expenses                                      (51,994)          (52,797)
                  Accounts payable                                      555,659          (161,615)
                  Deferred revenue                                      535,687           (74,708)
                  Accrued expenses                                       46,575          (213,783)
                                                                   ------------      ------------
         Net cash used in operating activities                       (7,418,086)       (1,782,534)
                                                                   ------------      ------------


Cash flows from investing activities:
         Purchase of property and equipment                            (792,123)         (399,941)
         Sale of marketable securities                                     --             686,909
         Patents, trademarks, copyrights and licenses                   (27,002)          (95,847)
                                                                   ------------      ------------
         Net cash  (used in) provided by investing activities          (819,125)          191,121
                                                                   ------------      ------------

Cash flows from financing activities:
         Exercise of warrants and options                               315,000            70,855
         Issuance of convertible debentures                          10,109,750              --
         Line of credit (payments) advances                          (1,450,000)        1,275,000
                                                                   ------------      ------------
         Net cash provided by financing activities                    8,974,750         1,345,855
                                                                   ------------      ------------

Increase (decrease) in cash and cash equivalents                        737,539          (245,558)

Cash and cash equivalents at beginning of period                        367,866           592,971
                                                                   ------------      ------------

Cash and cash equivalents at end of period                         $  1,105,405      $    347,413
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

            SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                           Nine Months Ended
                                                                June 30,
                                                           1996           1995
                                                        ---------      ---------

            Cash paid during the period for interest       $9,866        $21,746
                                                        =========      =========


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

                                                   June 30,        September 30,
                                                    1996               1995
                                               --------------     --------------

                Fair market value                 $5,782,339         $5,780,707
                Amortized cost                     5,954,038          5,957,184
                                               --------------     --------------
                Unrealized loss                   $ (171,699)        $ (176,477)
                                               ==============     ==============

(4) INVENTORIES

         Inventory is valued at standard which approximates the lower of first-in, first-out (FIFO) cost or market. Inventories consist of the following.

                                                   June 30,        September 30,
                                                    1996               1995
                                               --------------     --------------

                Raw materials                     $3,076,062         $1,187,955
                Work in process                    1,292,211            197,947
                Finished goods                       542,844            489,780
                                               --------------     --------------
                                                  $4,911,117         $1,875,682
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

(6) ACCRUED EXPENSES

           Accrued expenses consist of:
                                                    June 30,       September 30,
                                                     1996               1995
                                                --------------    --------------

                      Salaries                     $  178,595        $  127,281
                      Vacation                        136,668           105,734
                      Interest                        163,914             2,799
                      Payroll taxes                   197,422           500,000
                      Sales taxes                      13,351            34,818
                      Warranty                         60,800            58,100
                      Professional services           264,053            21,392
                      Other                           145,755           194,621
                                                --------------    --------------
                                                   $1,160,558        $1,044,745
                                                ==============    ==============

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

         As a result of this SEC announcement, the Company is restating its results for the nine-month period ended June 30, 1996 to reflect the in-the-money beneficial conversion feature of the convertible debentures which were issued by the Company in September 1995. An additional charge of $1,923,529 has been recorded for the nine-month period ended June 30, 1996 for the in-the-money beneficial conversion feature which vested during the first quarter of fiscal 1996. As a result, interest expense, net loss and net loss per share for the nine-month period ended June 30, 1996 were restated from $669,093, $5,820,768 and $0.65 to $2,592,622, $7,744,297 and $0.86, respectively. This restatement had no effect on cash flows or total stockholders' equity.



                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1996

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


         Interest expense increased to $2,593,000 for the nine months ended June 30, 1996 from $21,000 for the same period in 1995, primarily due to a non-cash charge of $1,924,000 for the intrinsic value of the beneficial conversion feature of the convertible debentures, and to a lesser extent, accrued interest expense on the 8% convertible debentures issued on September 29, 1995.

         The Company incurred a net loss for the nine-month period ended June 30, 1996 of $7,744,000 ($0.86 per share) as compared with $1,002,000 ($0.13 per share) for the same period in 1995. The net loss for the nine-month period ended June 30, 1996 includes a non-cash interest expense charge of $1,924,000 ($0.21 per share) for the intrinsic value of the beneficial conversion feature of the Company's convertible debentures.


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


LIQUIDITY AND CAPITAL RESOURCES

BACKGROUND


         For the period from the Company's inception in 1985 through June 30, 1996, limited revenues have resulted from product sales and at June 30, 1996, the Company's cumulative deficit was $25,105,000. Losses are expected to continue until the market development and acceptance of the technology incorporated into the Company's products provides product sales sufficient to cover the Company's operating expenses.


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


                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1996

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



                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1996

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           DIGITAL BIOMETRICS, INC.
                                                  (Registrant)



July 11, 1997                              s/ John J. Metil
                                           ------------------------------------
                                                        John J. Metil
                                                  Chief Financial Officer