Form 10-K405/A
period 1996-09-30
DIGITAL BIOMETRICS INC
filed 1997-07-11
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                  ANNUAL REPORT


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      September 30, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________
-
Commission File Number:              0-18856


                            DIGITAL BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     41-1545069
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

5600 Rowland Road, Minnetonka, Minnesota    55343         (612) 932-0888
(Address of principal executive offices)  (Zip Code)  (Registrant's telephone number, including area code)

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


                                TABLE OF CONTENTS
                                    FORM 10-K

                                                                            Page
                                                                            ----
                                     PART I

Item  1.  Business                                                             3

Item  2.  Properties                                                          10

Item  3.  Legal Proceedings                                                   10

Item  4.  Submission of Matters to a Vote of Security Holder                  10

                                     PART II

Item  5.  Market for the Registrant's Common Equity and Related Stockholder
          Matters                                                             11

Item  6.  Selected Financial Data                                             12

Item  7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               13

Item  8.  Financial Statements and Supplementary Data                         20

Item  9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                35

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  35

Item 11.  Executive Compensation                                              36

Item 12.  Security Ownership of Certain Beneficial Owners and Management      36

Item 13.  Certain Relationships and Related Transactions                      36

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K      37


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

    The FC-7(TM) SQUID(TM) System is a light-weight, portable, hand-held unit designed for use in the patrol car. The SQUID system captures "on-the-spot" fingerprints which can then be relayed from the patrol car to a communications center where identification can take place. This product will permit patrol officers to obtain positive ID's without transporting suspects to the police station. The SQUID system has been designed and manufactured to specifications of the FBI's NCIC 2000 project which is currently planned to be operational in 1999. The Company presently intends to also market the SQUID to systems integrators on an OEM basis.

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

           Fiscal Year ended September 30, 1996          High           Low
                                                         ----           ---
                 First Quarter                         $ 8.25         $ 5.25
                 Second Quarter                          5.88           2.63
                 Third Quarter                           8.75           3.13
                 Fourth Quarter                          6.63           3.00

           Fiscal Year ended September 30, 1995          High            Low
                                                         ----            ---
                 First Quarter                         $ 8.25         $ 6.50
                 Second Quarter                         10.00           7.25
                 Third Quarter                          12.00           8.00
                 Fourth Quarter                         11.25           6.63

           Fiscal Year ended September 30, 1994          High            Low
                                                         ----            ---
                 First Quarter                         $17.25         $12.25
                 Second Quarter                         14.50          10.75
                 Third Quarter                          10.75           5.00
                 Fourth Quarter                          8.75           5.75

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

                                                                 YEAR ENDED SEPTEMBER 30,
                                      ------------------------------------------------------------------------------
                                            1996            1995            1994           1993            1992
                                            ----            ----            ----           ----            ----
STATEMENT OF OPERATIONS DATA:
Sales                                   $ 8,327,272     $ 9,098,014(1) $ 8,005,390     $ 4,603,821     $ 3,039,564
Cost of sales                             6,181,481       5,273,412      4,997,103       2,631,860       1,867,077
                                      ------------------------------------------------------------------------------
   Gross margin                           2,145,791       3,824,602      3,008,287       1,971,961       1,172,487
                                      ------------------------------------------------------------------------------

Expenses:
   Sales and marketing                    3,369,441       2,394,916      1,786,075       1,157,439         906,231
   Engineering and development            4,569,751       2,854,592      3,618,385       2,022,521       1,198,777
   Depreciation and amortization          1,049,584         529,687        480,981         143,310         113,383
   General and administrative             2,753,444       1,700,017      1,296,864         972,644       1,110,601
                                      ------------------------------------------------------------------------------
     Total expenses                      11,742,220       7,479,212      7,182,305       4,295,914       3,328,992
                                      ------------------------------------------------------------------------------


Loss from operations                     (9,596,429)     (3,654,610)    (4,174,018)     (2,323,953)     (2,156,505)
Other income (expense)                   (2,090,474)        330,055        376,703         259,410         163,620
                                      ------------------------------------------------------------------------------

Net loss                               $(11,686,903)    $(3,324,555)   $(3,797,315)    $(2,064,543)    $(1,992,885)
                                      ==============================================================================

Net loss per common share                    $(1.24)(2)(3)   $(0.43)        $(0.49)         $(0.32)         $(0.35)
                                      ==============================================================================


Weighted average common shares            9,451,015       7,814,144      7,696,551       6,440,341       5,685,917
                                      ==============================================================================

(1) Includes $1.8 million in fees related to an international development project.

(2) Includes $.26 per share related to financial statement adjustments resulting primarily from a refocussing of business priorities, as well as severance expenses related to the retirement of the Company's President and Chief Executive Officer.


(3) Includes $.20 per share related to a non-cash interest expense charge for the intrinsic value of the beneficial conversion feature of the Company's convertible debentures.



                                                         AS OF SEPTEMBER 30,
                              ---------------------------------------------------------------------------
                                  1996            1995            1994           1993            1992
                                  ----            ----            ----           ----            ----
BALANCE SHEET DATA:

Cash and cash equivalents     $    466,990    $    367,866    $    592,971   $  4,485,606    $  3,639,182
Working capital                  5,506,587      13,493,690      11,864,794     14,048,363       4,397,912
Total assets                    17,309,371      25,451,666      15,846,448     18,398,215       5,618,610
Long-term obligations            2,374,739       8,863,578               -              -               -
Total liabilities                6,853,999      12,362,412       2,077,368      1,495,057         820,253
Stockholders' equity            10,455,372      13,089,254      13,769,080     16,903,158       4,798,357



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

     Gross margins on identification system product sales were 44% in 1996 compared with 50% in 1995. This decrease is due primarily to an uneven production schedule in fiscal 1996 as new product introductions of the S-Series TENPRINTER system were delayed for approximately six months. During this period there were only nominal TENPRINTER system deliveries. The fourth quarter which included sales of 47 TENPRINTER systems included high initial costs of product introduction, including training and installation of field service providers resulting in lower gross margins during this quarter than quarters of comparable numbers of TENPRINTER shipments.

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


     Interest income increased to $586,000 in fiscal 1996 from $378,000 in fiscal 1995, primarily as a result of increased levels of marketable securities. Interest expense increased to $2,676,000 in fiscal 1996 from $48,000 in fiscal 1995, due to interest expense on the 8% convertible debentures and a non-cash charge of $1,924,000 for the intrinsic value of the beneficial conversion feature of the convertible debentures.


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

LIQUIDITY AND CAPITAL RESOURCES

BACKGROUND


     For the period from the Company's inception in 1985 through September 30, 1996, limited revenues have resulted from product sales and at September 30, 1996, the Company's cumulative deficit was $29,047,000. Losses are expected to continue until the market development and acceptance of the technology incorporated into the Company's products provides product sales sufficient to cover the Company's operating expenses.

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


     Net cash provided by financing activities was $10,230,000 for the year ended September 30, 1996 as compared to $1,521,000 in 1995. Borrowings under lines of credit were $1,255,000 and $1,450,000 at September 30, 1996 and 1995, respectively. On September 29, 1995, the Company completed a private placement to offshore accredited investors of $10,900,000 of 8% Convertible Debentures due September 29, 1998 (the "Debentures"), of which $8,450,000 were converted to 2,751,868 shares of common stock as of September 30, 1996. The average conversion price was $3.19 per share. Net proceeds to the Company during fiscal 1996 after placement fees but before legal and other expenses were $10,109,750. Interest accrued on the Debentures is also payable in common stock at the time of conversion at the conversion price as described above. In addition to the cash placement fee, a warrant to purchase 112,893 shares of the Company's common stock at $8.40 per share was granted to the placement agent for this offering. The warrant was valued at $112,893, which is reflected as a discount on the Debentures and is being amortized as interest expense over the term of the Debentures. The Debentures include a beneficial conversion feature with an intrinsic value of $1,924,000. The intrinsic value of the beneficial conversion feature is to be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings
(loss) over the vesting period of the conversion feature. Net proceeds to the Company were used for working capital, product development and other corporate purposes.


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



                                            KPMG Peat Marwick LLP


Minneapolis, Minnesota
December 20, 1996, except as
      to note 14 which is as of
      March 28, 1997




                                               DIGITAL BIOMETRICS, INC.
                                                    BALANCE SHEETS
                                              SEPTEMBER 30, 1996 AND 1995

                                                                                              1996              1995
                                                                                          ------------      ------------
Current assets:
     Cash and cash equivalents                                                            $    466,990      $    367,866
     Receivable from issuance of convertible debentures (note 7)                                  --          10,109,750
     Accounts receivable, less allowance for doubtful accounts of $692,534 and
         $111,000, respectively                                                              5,676,849         4,494,301
     Inventory (note 2)                                                                      3,633,659         1,875,682
     Prepaid expenses and other costs                                                          208,349           144,925
                                                                                          ------------      ------------
         Total current assets                                                                9,985,847        16,992,524
                                                                                          ------------      ------------

Property and equipment (note 3)                                                              2,471,754         1,639,319
     Less accumulated depreciation and amortization                                         (1,089,026)         (745,602)
                                                                                          ------------      ------------
                                                                                             1,382,728           893,717
                                                                                          ------------      ------------

Marketable securities (note 4)                                                               5,690,371         5,780,707
Patents, trademarks, copyrights and licenses, net of accumulated amortization of
     $909,803 and $610,282, respectively (note 1)                                              123,017           934,468
Deferred issuance costs on convertible debentures, net of accumulated amortization of
     $172,476 and $0, respectively (note 7)                                                    127,408           850,250
                                                                                          ------------      ------------
                                                                                          $ 17,309,371      $ 25,451,666
                                                                                          ============      ============


Current liabilities:
     Accounts payable                                                                     $  1,103,174      $    461,331
     Line of credit advances (note 5)                                                        1,255,000         1,450,000
     Deferred revenue                                                                          649,178           542,758
     Accrued expenses (note 6)                                                               1,471,908         1,044,745
                                                                                          ------------      ------------
         Total current liabilities                                                           4,479,260         3,498,834


Convertible debentures (note 7)                                                              2,374,739         8,863,578
                                                                                          ------------      ------------
         Total liabilities                                                                   6,853,999        12,362,412
                                                                                          ------------      ------------

Stockholders' equity (note 9):
     Common stock, $.01 par value. Authorized, 20,000,000 shares; issued
         and outstanding 10,777,288 and 7,833,633 shares, respectively                         107,773            78,336
     Additional paid-in capital                                                             39,743,380        31,061,754
     Unrealized losses on marketable securities (note 4)                                      (134,753)         (176,477)
     Deferred compensation                                                                     (96,000)         (216,684)
     Notes receivable from sale of common stock                                               (117,623)         (297,173)
     Accumulated deficit                                                                   (29,047,405)      (17,360,502)
                                                                                          ------------      ------------
         Total stockholders' equity                                                         10,455,372        13,089,254


Commitments (note 11)
                                                                                          ------------      ------------
                                                                                          $ 17,309,371      $ 25,451,666
                                                                                          ============      ============

                 See accompanying notes to financial statements.



                                    DIGITAL BIOMETRICS, INC.
                                    STATEMENTS OF OPERATIONS
                          YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                      1996              1995              1994
                                                  ------------      ------------      ------------
Sales:
     Identification systems (note 1)              $  6,821,025      $  6,069,382      $  7,353,263
     Maintenance and other services                  1,506,247         1,228,632           652,127
     Other                                                --           1,800,000              --
                                                  ------------      ------------      ------------
         Total                                       8,327,272         9,098,014         8,005,390
                                                  ------------      ------------      ------------

Cost of sales:
     Identification systems (note 1)                 3,814,167         3,040,428         4,243,718
     Maintenance and other services                  2,367,314         1,644,330           753,385
     Other                                                --             588,654              --
                                                  ------------      ------------      ------------
         Total                                       6,181,481         5,273,412         4,997,103
                                                  ------------      ------------      ------------
Gross margin                                         2,145,791         3,824,602         3,008,287
                                                  ------------      ------------      ------------

Selling, general and administrative expenses:
     Sales and marketing                             3,369,441         2,394,916         1,786,075
     Engineering and development                     4,569,751         2,854,592         3,618,385
     Depreciation and amortization                   1,049,584           529,687           480,981
     General and administrative                      2,753,444         1,700,017         1,296,864
                                                  ------------      ------------      ------------
         Total expenses                             11,742,220         7,479,212         7,182,305
                                                  ------------      ------------      ------------

Loss from operations                                (9,596,429)       (3,654,610)       (4,174,018)


Interest income                                        585,708           377,881           431,275
Interest expense (notes 7 and 14)                   (2,676,182)          (47,826)          (54,572)

                                                  ------------      ------------      ------------
         Net loss                                 $(11,686,903)     $ (3,324,555)     $ (3,797,315)
                                                  ============      ============      ============

Loss per common share                             $      (1.24)     $      (0.43)     $      (0.49)
                                                  ============      ============      ============


Weighted average common shares outstanding           9,451,015         7,814,144         7,696,551
                                                  ============      ============      ============

                 See accompanying notes to financial statements.



                                                DIGITAL BIOMETRICS, INC.
                                           STATEMENTS OF STOCKHOLDERS' EQUITY


                                           Common Stock      Additional    Deferred
                                       --------------------    paid-in      Comp-                   Accumulated
                                          Shares    Amount     capital     ensation      Other        Deficit         Total
                                       ----------------------------------------------------------------------------------------

Balance September 30, 1993              7,394,837   $73,948 $27,263,230  $(195,388)  $        -    $(10,238,632)  $16,903,158
Restricted stock awards (note 9)           32,046       321     451,734   (452,055)           -               -             -
Amortization of deferred compensation           -         -           -    257,960            -               -       257,960
Exercise of employee stock options        317,838     3,178     492,761          -            -               -       495,939
Stock award for retirement plan (note 8)    5,090        51      57,733          -            -               -        57,784
Acquisition of Design Data, Inc.           38,148       382     581,370          -            -               -       581,752
Unrealized losses on marketable
    securities (note 4)                         -         -           -          -      (433,025)             -      (433,025)
Notes receivable from sale of
    common stock (note 9)                       -         -           -          -      (297,173)             -      (297,173)
Net loss                                        -         -           -          -            -      (3,797,315)   (3,797,315)
                                       ----------------------------------------------------------------------------------------
Balance September 30, 1994              7,787,959    77,880  28,846,828   (389,483)     (730,198)   (14,035,947)   13,769,080
Restricted stock awards (note 9)            6,360        63      41,937    (42,000)           -               -             -
Amortization of deferred compensation           -         -           -    214,799            -               -       214,799
Exercise of employee stock options         30,500       305      70,550          -            -               -        70,855
Stock award for retirement plan (note 8)    8,814        88      66,017          -            -               -        66,105
Change in unrealized loss on marketable
    securities (note 4)                         -         -           -          -      256,548               -       256,548
Issuance of warrant in connection with
    convertible debentures (note 7)             -         -     112,893          -            -               -       112,893
Intrinsic value of beneficial
    conversion feature of convertible
    debentures   (note 7)                       -         -   1,923,529          -            -               -     1,923,529
Net loss                                        -         -           -          -            -      (3,324,555)   (3,324,555)
                                       ----------------------------------------------------------------------------------------
Balance September 30, 1995              7,833,633    78,336  31,061,754   (216,684)     (473,650)   (17,360,502)   13,089,254
Restricted stock awards (note 9)           17,456       175      71,825    (72,000)           -               -             -
Amortization of deferred compensation           -         -           -    192,684            -               -       192,684
Stock award for retirement plan (note 8)   16,831       168      94,506          -            -               -        94,674
Change in unrealized loss on marketable
    securities (note 4)                         -         -           -          -       41,724               -        41,724
Debt conversion (note 7)                2,751,868    27,519   8,201,870          -            -               -     8,229,389
Warrant exercise                          157,500     1,575     313,425          -            -               -       315,000
Forgiveness of notes receivable from
    sale of common  stock (note 9)              -         -           -          -      179,550               -       179,550
Net loss                                        -         -           -          -            -     (11,686,903)  (11,686,903)
                                       ----------------------------------------------------------------------------------------
Balance September 30, 1996             10,777,288  $107,773 $39,743,380   $(96,000)    $(252,376)  $(29,047,405)  $10,455,372
                                       ========================================================================================


                 See accompanying notes to financial statements.



                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                       1996             1995             1994
                                                                   ------------     ------------     ------------

Cash flows from operating activities:
       Net loss                                                    $(11,686,903)    $ (3,324,555)    $ (3,797,315)
       Adjustments to reconcile net loss to net cash used in
       operating activities:
                  Provision for doubtful accounts receivable            651,000           48,000           25,000
                  Provision for technological obsolescence              631,243          486,738          521,007
                  Deferred compensation amortization                    192,684          214,799          257,960
                  Depreciation and amortization                         864,183          551,715          506,876
                  Write-off of technology rights                        548,788             --               --
                  Loss on sale of marketable securities                    --               --            113,201
                  Loss on disposal of fixed assets                        8,305           10,071             --
                  Interest expense amortization for the
                      intrinsic value of the beneficial
                      conversion feature of convertible
                      debentures                                      1,923,529             --               --
                  Interest expense on debentures converted into
                      common stock                                      329,754             --               --
         Changes in operating assets and liabilities:
                  Accounts receivable                                (1,833,548)          33,506       (2,838,110)
                  Inventories                                        (2,389,220)         177,059       (1,093,373)
                  Prepaid expenses                                      (63,424)         (23,144)          11,632
                  Accounts payable                                      641,843         (352,467)          25,938
                  Deferred revenue                                      106,420           81,083           81,193
                  Accrued expenses                                      701,291          248,955          341,902
                                                                   ------------     ------------     ------------
         Net cash used in operating activities                       (9,374,055)      (1,848,240)      (5,844,089)
                                                                   ------------     ------------     ------------


Cash flows from investing activities:
         Acquisition of Design Data, Inc.                                  --               --           (293,779)
         Purchase of property and equipment                            (849,755)        (491,318)        (610,984)
         Proceeds from disposal of property and equipment                  --              7,599             --
         Patents, trademarks, copyrights and licenses                   (36,859)        (101,966)         (69,390)
         Purchase of marketable securities                                 --               --           (151,500)
         Sale of marketable securities before maturity                  130,043          687,965        2,886,138
                                                                   ------------     ------------     ------------
         Net cash  (used in) provided by investing activities          (756,571)         102,280        1,760,485
                                                                   ------------     ------------     ------------

Cash flows from financing activities:
         Net line of credit (payments) advances                        (195,000)       1,450,000             --
         Exercise of warrants and options                               315,000           70,855          198,766
         Issuance of convertible debentures                          10,109,750             --               --
         Other                                                             --               --             (7,797)
                                                                   ------------     ------------     ------------
         Net cash provided by financing activities                   10,229,750        1,520,855          190,969
                                                                   ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents                         99,124         (225,105)      (3,892,635)

Cash and cash equivalents at beginning of year                          367,866          592,971        4,485,606
                                                                   ------------     ------------     ------------

Cash and cash equivalents at end of year                           $    466,990     $    367,866     $    592,971
                                                                   ============     ============     ============

Supplemental disclosure of cash flow information:
         Cash paid during the year for interest                    $     13,210     $     47,826     $     54,572
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

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 70% of customer accounts receivable at September 30, 1996 were from government agencies, of which 40% was from a single customer. For the years ended September 30, 1996, 1995 and 1994, sales to two customers in 1996 accounted for 30%, sales to two customers in 1995 accounted for 52%, and one customer in 1994 accounted for 43%, respectively, of annual sales. Export sales were 15%, 21% and 3% of total sales, for the years ended September 30, 1996, 1995 and 1994, respectively.

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

(2) INVENTORY

     Inventory is valued at standard cost which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                                        September 30,
                                                   1996                1995
                                               --------------     -------------
              Raw materials                       $1,934,371         $1,187,955
              Work in process                        717,696            197,947
              Finished goods                         981,592            489,780
                                               --------------     --------------
                                                  $3,633,659         $1,875,682
                                               ==============     ==============

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

(3) PROPERTY AND EQUIPMENT

     Furniture and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives, generally 3 to 5 years. Leasehold improvements are amortized over the estimated useful life of the asset or lease term, whichever is shorter. Property and equipment consist of the following:


                                                          September 30,
                                                     1996              1995
                                                --------------    --------------
              Leasehold improvements               $  172,222        $  113,257
              Office furniture and equipment          835,933           639,370
              Manufacturing equipment                 193,612           138,391
              Engineering equipment and tooling     1,269,987           748,301
                                                --------------    --------------
                                                   $2,471,754        $1,639,319
                                                ==============    ==============

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

     The unrealized loss for available-for-sale marketable securities is as follows:

                                                          September 30,
                                                     1996               1995
                                                --------------    --------------
              Fair market value                    $5,690,371        $5,780,707
              Amortized cost                        5,825,124         5,957,184
                                                --------------    --------------
              Unrealized gain (loss)               $ (134,753)       $ (176,477)
                                                ==============    ==============

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

(6) ACCRUED EXPENSES
                                                          September 30,
                                                     1996                1995
                                               --------------     --------------
              Accrued expenses consist of:
                  Accrued salaries                $  442,701         $  127,281
                  Accrued vacation                   112,665            105,734
                  Payroll taxes payable               55,561            500,000
                  Sales taxes payable                 22,953             34,818
                  Accrued warranty                   128,500             58,100
                  Accrued interest payable           205,529              2,799
                  Other accrued expenses             503,999            216,013
                                               --------------     --------------
                                                  $1,471,908         $1,044,745
                                               ==============     ==============

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

(7) CONVERTIBLE DEBENTURES


     On September 29, 1995, the Company completed a private placement to offshore accredited investors of $10,900,000 of 8% Convertible Debentures due September 29, 1998 (the "Debentures"). Net proceeds to the Company after placement fees but before legal and other expenses were $10,109,750. The Debentures are convertible one third after 45 days, one third after 75 days and one third after 105 days at the option of the Debenture holder. The Company has the right to redeem the debentures prior to conversion. The conversion price is equal to the lesser of $7.00 per common share or 85% of the average trading price for any five consecutive trading days before conversion. Interest accrued on the Debentures is payable in common stock at the time of conversion at the conversion price as described above. In addition to the cash placement fee, a warrant to purchase 112,893 shares of the Company's common stock at $8.40 per share was granted to the placement agent for this offering. The warrant was valued at $112,893, which is reflected as a discount on the Debentures and is being amortized as interest expense over the term of the Debentures. The Debentures include a beneficial conversion feature with an intrinsic value of $1,923,529 which has been recorded as a charge to interest expense. The intrinsic value of the beneficial conversion feature is to be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the vesting period of the conversion feature. Net proceeds to the Company were used for working capital, product development and other general corporate purposes.


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

                                                                                          Net Deferred       Balance of
                                                                           Deferred       Compensation        Deferred
                                       Restricted       Fair Market      Compensation        Expense        Compensation
  Restricted Stock Granted to            Shares          Value at         Expense at    Amortization for         at
      Executive Officers                Granted        Date of Grant    Date of Grant      Fiscal 1996     September 30,
--------------------------------------------------------------------------------------------------------------------------
             1991                            15,000           $6.08          $  91,250       $        -         $  76,455
             1992                            15,000           $8.50            127,500                -           142,485
             1993                            11,000           $7.50             82,500                -           135,388
             1994                            24,546          $14.75            362,055          120,684           279,483
             1995                                 -               -                  -                -           120,684
             1996                                 -               -                  -                -                 -
                                      --------------
                  Total                      65,546
                                      ==============


  Restricted Stock Granted to
    Non-Executive Directors
             1993                             6,500          $12.00             78,000            8,000            60,000
             1994                             6,000          $12.00             72,000           24,000           110,000
             1995                             8,860           $8.13             72,000           24,000            96,000
             1996                            17,456           $4.13             72,000           16,000            96,000
                                      --------------
                  Total                      38,816
                                      ==============



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

     At September 30, 1996 the Company has carryforwards of net operating losses and research and development tax credits of $23,700,000 and $1,000,731, respectively. These carryforwards expire as follows:

                                                 Net             Research and
                                              Operating           Development
                                                Loss              Tax Credit
                                           ---------------      --------------

              1999                            $   346,711          $   15,236
              2000                                116,546               1,997
              2001                                      -               6,343
              2002                                547,523              40,774
              2003                                993,803              68,109
              2004                                 22,477               1,497
              2005                              1,387,756                   -
              2006                              1,310,521              34,307
              2007                              2,084,429              63,736
              2008                              2,248,457             133,548
              2009                              4,605,122             307,704
              2010                              2,734,225             111,480
              2011                              7,302,430             216,000
                                           ---------------      --------------
                                              $23,700,000          $1,000,731
                                           ===============      ==============

     Due to uncertainty of the realization of deferred tax assets, the Company has established a valuation allowance equal to net deferred tax assets. The change in the valuation allowance for the years ended September 30, 1996 and 1995 is as follows:

                                                   1996                1995
                                             ---------------      --------------

              Balance at beginning of year      $ 8,099,000          $6,458,000
              Change in valuation allowance       3,402,000           1,641,000
                                             ---------------      --------------
                                                $11,501,000          $8,099,000
                                             ===============      ==============

     The current and long-term deferred income tax asset and liability amounts as of September 30, 1996 and 1995 were composed of the following:

                                                                             1996                    1995
                                                                       ----------------        ---------------
         Current and long-term deferred income tax asset resulting
         from future deductible temporary differences are:
               Accounts receivable allowance                              $    277,000            $    44,000
               Inventory capitalization                                         39,000                 20,000
               Other accrued expenses                                          704,000                381,000
               Research and development tax credit carryforwards             1,001,000                894,000
               Net operating loss carryforwards                              9,480,000              6,760,000
                                                                       ----------------        ---------------
                                                                            11,501,000              8,099,000
                                                                           (11,501,000)            (8,099,000)
                                                                       ----------------        ---------------
                                                                          $          0            $         0
                                                                       ================        ===============

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


(14) RESTATEMENT

     On March 28, 1997, the Securities and Exchange Commission (SEC) staff announced its position on the accounting treatment for the issuance of convertible debt securities with beneficial conversion features such as that contained in the Company's convertible debentures issued in September 1995. The SEC staff's announcement requires retroactive determination using the intrinsic-value method of the beneficial conversion feature. The intrinsic value of the beneficial conversion features is to be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the vesting period of the conversion feature.

     As a result of this SEC announcement, the Company is restating its fiscal 1996, results to reflect the in-the-money beneficial conversion feature of the convertible debentures which were issued by the Company in September 1995. An additional charge of $1,923,529 has been recorded in fiscal 1996, for the in-the-money beneficial conversion feature which vested during the first quarter of fiscal 1996. As a result, interest expense, net loss and net loss per share were restated from $752,653, $9,763,374 and $1.03 to $2,676,182, $11,686,903 and
$1.24, respectively. This restatement had no effect on cash flows or total stockholders' equity.


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

       2.     Exhibits
       3.1 Articles of Incorporation of Digital Biometrics, Inc., as amended**
       3.2    By-Laws of Digital Biometrics, Inc., as amended
       4.0    8% Convertible Debentures(##)
       4.1        Registration Rights Agreement(##)
       4.2        Warrant Agreement(##)
       4.3        Rights Agreement dated as of May 2, 1996 between the Company and Norwest Bank Minnesota NA(###)
       10.1   1990 Stock Option Plan*
       10.2   1992 Restricted Stock Plan*
       10.3   Lease for Company Premises dated April 18, 1996
       11.0   Statement re Computation of Earnings (Loss) Per Share
       23.0   Consent of KPMG Peat Marwick LLP
       99.0 Registration Statement on Form S-8 and Post-effective Amendment No. 1 thereto (Incorporated by reference to Commission File No. 33-41510)
       99.1 Registration Statement on Form S-8 (Incorporated by reference to Commission File No. 33-63984)

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


                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K/A TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MINNETONKA, MINNESOTA, ON THIS 11TH DAY OF JULY, 1997.

DIGITAL BIOMETRICS, INC.
       (REGISTRANT)                 s/ James C. Granger
                                   ---------------------
                                     James C. Granger
                           President and Chief Executive Officer
                                   Dated: July 11, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K/A HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED.


                                 TITLE
                                 -----


s/ James C. Granger
----------------------------
James C. Granger                 President, Chief Executive Officer and Director
                                 (principal executive officer)


s/ John J. Metil
----------------------------
John J. Metil                    Chief Operating Officer and Chief Financial
                                 Officer


s/ Jack A. Klingert
----------------------------
Jack A. Klingert                 Director



s/ George Latimer
----------------------------
George Latimer                   Director


s/ C. McKenzie Lewis II
----------------------------
C. McKenzie Lewis III            Chairman of the Board of Directors


s/ Stephen M. Slavin
----------------------------
Stephen M. Slavin                Director