Form 10-Q/A
period 1996-12-31
DIGITAL BIOMETRICS INC
filed 1997-07-11
CIK 868373

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

For the transition period from ___________________ to __________________________

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


PART I - FINANCIAL INFORMATION:
                                                                           PAGE
         ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED)
                              BALANCE SHEETS                                 3
                              STATEMENTS OF OPERATIONS                       4
                              STATEMENTS OF CASH FLOWS                       5
                              NOTES TO FINANCIAL STATEMENTS                  6

         ITEM 2.         MANAGEMENT'S DISCUSSION AND                        15
                         ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION:

         ITEM 1.         LEGAL PROCEEDINGS                                  23

         ITEM 6.  (a)    EXHIBITS                                           23
                  (b)    REPORTS ON FORM 8-K                                23


SIGNATURES                                                                  24

EXHIBIT 11               STATEMENT RE:  COMPUTATION OF LOSS                 25
                         PER SHARE


EXHIBIT 27               FINANCIAL DATA SCHEDULE                            26



TENPRINTER(R) and the Company's mechanical hand logo have been registered as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the SQUID(TM) trademark. In addition, FC-5(TM), FC-6(TM), FC-7(TM), FC-11(TM), FC-21(TM) and FC-22(TM) are trademarks of the Company.


                                               DIGITAL BIOMETRICS, INC.
                                                    BALANCE SHEETS
                                                      (UNAUDITED)

                                                                                          December 31,      September 30,
                                                                                              1996              1996
                                                                                          ------------      ------------
Current assets:
     Cash and cash equivalents (note 2)                                                   $    525,043      $    466,990
     Accounts receivable, less allowance for doubtful accounts of $577,884 and
         $692,534, respectively                                                              5,630,890         5,676,849
     Inventory (note 4)                                                                      4,069,566         3,633,659
     Prepaid expenses and other costs                                                          376,037           208,349
                                                                                          ------------      ------------
         Total current assets                                                               10,601,536         9,985,847
                                                                                          ------------      ------------

Property and equipment                                                                       2,514,674         2,471,754
     Less accumulated depreciation and amortization                                         (1,204,079)       (1,089,026)
                                                                                          ------------      ------------
                                                                                             1,310,595         1,382,728
                                                                                          ------------      ------------

Marketable securities (notes 2 and 3)                                                        5,398,844         5,690,371
Patents, trademarks, copyrights and licenses, net of accumulated amortization of
     $207,721 and $192,899, respectively                                                       120,712           123,017
Deferred issuance costs on convertible debentures, net of accumulated amortization of
     $187,319 and $172,476, respectively (note 7)                                              100,106           127,408
                                                                                          ------------      ------------
                                                                                          $ 17,531,793      $ 17,309,371
                                                                                          ============      ============


Current liabilities:
     Accounts payable                                                                     $    676,592      $  1,103,174
     Line of credit advances (note 5)                                                        2,905,000         1,255,000
     Deferred revenue                                                                          700,562           649,178
     Accrued expenses (note 6)                                                               1,337,422         1,471,908
                                                                                          ------------      ------------
         Total current liabilities                                                           5,619,576         4,479,260

Convertible debentures (note 7)                                                              2,134,147         2,374,739
                                                                                          ------------      ------------
         Total liabilities                                                                   7,753,723         6,853,999
                                                                                          ------------      ------------


Stockholders' equity (note 8):
     Common stock, $.01 par value. Authorized, 20,000,000 shares; issued
         and outstanding 10,916,485 and 10,777,288 shares, respectively                        109,165           107,773
     Additional paid-in capital                                                             40,088,974        39,743,380
     Unrealized losses on marketable securities (notes 2 and 3)                                (84,411)         (134,753)
     Deferred compensation                                                                     (78,000)          (96,000)
     Notes receivable from sale of common stock                                               (117,623)         (117,623)
     Accumulated deficit                                                                   (30,140,035)      (29,047,405)
                                                                                          ------------      ------------
         Total stockholders' equity                                                          9,778,070        10,455,372


Commitments (note 9)
                                                                                          ------------      ------------
                                                                                          $ 17,531,793      $ 17,309,371
                                                                                          ============      ============

                 See accompanying notes to financial statements.



                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                           December 31,
                                                      1996              1995
                                                  ------------      ------------
Sales:
     Identification systems                       $  1,616,314      $  2,168,871
     Maintenance and other services                    399,159           350,223
                                                  ------------      ------------
         Total sales                                 2,015,473         2,519,094
                                                  ------------      ------------

Cost of sales:
     Identification systems                            848,697           987,944
     Maintenance and other services                    556,944           424,234
                                                  ------------      ------------
         Total cost of sales                         1,405,641         1,412,178
                                                  ------------      ------------
     Gross margin                                      609,832         1,106,916
                                                  ------------      ------------

Selling, general and administrative expenses:
     Sales and marketing                               525,969           629,676
     Engineering and development                       688,229           939,874
     Depreciation and amortization                      82,424           138,659
     General and administrative                        386,158           482,783
                                                  ------------      ------------
         Total expenses                              1,682,780         2,190,992
                                                  ------------      ------------

Loss from operations                                (1,072,948)       (1,084,076)


Interest income                                         86,934           202,400
Interest expense (note 11)                            (106,616)       (2,231,658)

                                                  ------------      ------------
         Net loss                                 $ (1,092,630)     $ (3,113,334)
                                                  ============      ============

Loss per common share                             $      (0.10)     $      (0.39)
                                                  ============      ============


Weighted average common shares outstanding          10,862,607         7,891,840
                                                  ============      ============

                 See accompanying notes to financial statements.



                                        DIGITAL BIOMETRICS, INC.
                                        STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                                                                 Three Months Ended
                                                                                    December 31,
                                                                          ------------------------------
                                                                               1996             1995
                                                                          ------------      ------------

Cash flows from operating activities:
         Net loss                                                         $ (1,092,630)     $ (3,113,334)
         Adjustments to reconcile net loss to net cash used in
         operating activities:
                  Provision for doubtful accounts receivable                     5,000            35,000
                  Deferred compensation amortization                            18,000            48,171
                  Depreciation and amortization                                143,815           149,633
                  Loss on disposal of fixed assets                                --               7,360
                  Interest expense amortization for the
                       intrinsic value of the beneficial
                       conversion feature of convertible
                       debentures                                                 --           1,923,529
                  Interest expense on debentures converted
                       into common stock                                         1,667            16,088


         Changes in operating assets and liabilities:
                  Accounts receivable                                           40,959          (768,600)
                  Inventories                                                 (435,907)          (19,065)
                  Prepaid expenses                                            (168,107)         (114,037)
                  Accounts payable                                            (426,582)          267,054
                  Deferred revenue                                              51,384          (105,162)
                  Accrued expenses                                             (11,304)           82,482
                                                                          ------------      ------------
         Net cash used in operating activities                              (1,873,705)       (1,590,881)
                                                                          ------------      ------------

Cash flows from investing activities:
         Purchase of property and equipment                                    (42,920)         (179,955)
         Patents, trademarks, copyrights and licenses                          (12,516)          (20,071)
         Sale of marketable securities before maturity                         337,194              --
                                                                          ------------      ------------
         Net cash provided by (used in) investing activities                   281,758          (200,026)
                                                                          ------------      ------------

Cash flows from financing activities:
         Exercise of warrants                                                     --             315,000
         Issuance of convertible debentures                                       --          10,109,750
         Net advances (payments) on line of credit                           1,650,000        (1,450,000)
                                                                          ------------      ------------
         Net cash provided by financing activities                           1,650,000         8,974,750
                                                                          ------------      ------------

Increase in cash and cash equivalents                                           58,053         7,183,843

Cash and cash equivalents at beginning of period                               466,990           367,866
                                                                          ------------      ------------

Cash and cash equivalents at end of period                                $    525,043      $  7,551,709
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

           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                          Three Months Ended
                                                              December 31,
                                                           1996           1995
                                                       -----------    ----------


           Cash paid during the period for interest       $37,370        $9,866
                                                       ===========    ==========

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

                                              December 31,       September 30,
                                                  1996               1996
                                            --------------     --------------

              Fair market value                $5,398,844         $5,690,371
              Amortized cost                    5,483,255          5,825,124
                                            --------------     --------------
              Unrealized loss                  $  (84,411)        $ (134,753)
                                            ==============     ==============

(4) INVENTORY

         Inventory is valued at standard which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                               December 31,     September 30,
                                                  1996              1996
                                            --------------     --------------

              Raw materials                    $1,744,553         $1,934,371
              Work in process                     682,747            717,696
              Finished goods                    1,642,266            981,592
                                            --------------     --------------
                                               $4,069,566         $3,633,659
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

(6) ACCRUED EXPENSES

                                                 December 31,      September 30,
                                                     1996              1996
                                                --------------    --------------
              Accrued expenses consist of:
                   Accrued salaries                 $ 378,086        $  442,701
                   Accrued vacation                    98,840           112,665
                   Accrued interest payable           221,632           205,529
                   Payroll taxes payable               19,933            55,561
                   Sales taxes payable                 33,224            22,953
                   Accrued warranty                    83,500           128,500
                   Other accrued expenses             502,207           503,999
                                                --------------    --------------
                                                   $1,337,422        $1,471,908
                                                ==============    ==============

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

         As a result of this SEC announcement, the Company is restating its fiscal 1996, results to reflect the in-the-money beneficial conversion feature of the convertible debentures which were issued by the Company in September 1995. An additional charge of $1,923,529 has been recorded in fiscal 1996, for the in-the-money beneficial conversion feature which vested during the first quarter of fiscal 1996. As a result, interest expense, net loss and net loss per share for the three-month period ended December 31, 1995 were restated from $308,129, $1,189,805 and $0.15 to $2,231,658, $3,113,334 and $0.39,
respectively. This restatement had no effect on cash flows or total stockholders' equity.



                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1996

FACTORS THAT MAY AFFECT OPERATING RESULTS


         The statements contained in this Report on Form 10-Q/A that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements, It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below under the caption "Forward Looking Comments and Matters That May Affect Operating Results."


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


         Interest expense decreased to $107,000 for the three months ended December 31, 1996 from $2,232,000 for the same prior-year period, primarily due to a non-cash charge for the three-month period ended December 31, 1995 of $1,924,000 for the intrinsic value of the beneficial conversion feature of the convertible debentures, and to a lesser extent, the reduced balance of 8% convertible debentures outstanding.

         The Company incurred a net loss for the three-month period ended December 31, 1996 of $1,093,000 ($0.10 per share) as compared with $3,113,000
($0.39 per share) for the same prior-year period.


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


LIQUIDITY AND CAPITAL RESOURCES

BACKGROUND


         For the period from the Company's inception in 1985 through December 31, 1996, limited revenues have resulted from product sales and at December 31, 1996, the Company's cumulative deficit was $30,140,000. Losses are expected to continue until the market development and acceptance of the technology incorporated into the Company's products provides product sales sufficient to cover the Company's operating expenses.


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


         Net cash provided by financing activities was $1,650,000 for the three months ended December 31, 1996 due to borrowings on lines of credit. Net cash provided by financing activities was $8,975,000 for the three months ended December 31, 1995, due to cash received from the issuance of 8% convertible debentures and repayments of outstanding borrowings on lines of credit. Borrowings under lines of credit were $2,905,000 at December 31, 1996. There were no borrowings under lines of credit on December 31, 1995. On September 29, 1995, the Company completed a private placement to offshore accredited investors of $10,900,000 of 8% Convertible Debentures due September 29, 1998 (the "Debentures"), of which $8,700,000 were converted to 2,849,267 shares of common stock as of December 31, 1996. The average conversion price was $3.18 per share. The Debentures include a beneficial conversion feature with an intrinsic value of $1,924,000 which has been recorded as a charge to interest expense during the three-month period December 31, 1995. The intrinsic value of the beneficial conversion feature is to be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the conversion period. Net proceeds to the Company during fiscal 1996 after placement fees but before legal and other expenses were $10,109,750. Interest accrued on the Debentures is also payable in common stock at the time of conversion at the conversion price as described above. In addition to the cash placement fee, a warrant to purchase 112,893 shares of the Company's common stock at $8.40 per share was granted to the placement agent for this offering. The warrant was valued at $112,893, which is reflected as a discount on the Debentures and is being amortized as interest expense over the term of the Debentures. Net proceeds to the Company were used for working capital, product development and other corporate purposes.


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


FORWARD LOOKING COMMENTS AND MATTERS THAT MAY AFFECT OPERATING RESULTS


         Except for the historical information contained in this Form 10-Q/A, the matters discussed herein are forward looking statements made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and involve risks and uncertainties, including development and market acceptance of the Company's products and the availability of new employees experienced in the present and contemplated markets. Other factors that may affect future performance of the Company include successful expansion of distribution channels for products through OEM's and others; changes in general economic conditions; availability of funding where customer procurements are dependent on state or federal government grants and general tax funding; concentrations of accounts receivable and other credit risk in single large customers; or cost and availability of components. In addition, markets for the Company's products are characterized by significant and increasing competition, and the Company's financial results may be adversely affected by the actions of existing and future competitors, including the development of new technologies, the introduction of new products, and price reductions by such competitors to gain or retain market share. It is important to note that the Company's actual results could differ materially from those in such forward looking statements and the Company assumes no obligation to update such forward looking statements.


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



                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1996

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DIGITAL BIOMETRICS, INC.
                                            (Registrant)




July 11, 1997                         s/John J. Metil
                                      ---------------------------------
                                            John J. Metil
                             Chief Financial Officer and Chief Operating Officer