Form 10-Q/A
period 1997-03-31
DIGITAL BIOMETRICS INC
filed 1997-07-11
CIK 868373

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


PART I - FINANCIAL INFORMATION:
                                                                           PAGE
         ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)
                             BALANCE SHEETS                                  3
                             STATEMENTS OF OPERATIONS                        4
                             STATEMENTS OF CASH FLOWS                        5
                             NOTES TO FINANCIAL STATEMENTS                   6

         ITEM 2.        MANAGEMENT'S DISCUSSION AND                         16
                        ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION:

         ITEM 1.        LEGAL PROCEEDINGS                                   25

         ITEM 2.        CHANGES IN SECURITIES                               25

         ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                     26

         ITEM 4.        SUBMISSION OF MATTERS TO A VOTE
                        OF SECURITY HOLDERS                                 26

         ITEM 6.  (a)   EXHIBITS                                            27
                  (b)   REPORTS ON FORM 8-K                                 27


SIGNATURES                                                                  28

EXHIBIT 11              STATEMENT RE:  COMPUTATION OF LOSS
                        PER SHARE                                           29

EXHIBIT 27              FINANCIAL DATA SCHEDULE                             30

EXHIBIT 99.1            1990 STOCK OPTION PLAN AS AMENDED                   31


TENPRINTER(R) and the Company's mechanical hand logo have been registered as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the SQUID(TM) trademark. In addition, FC-5(TM), FC-6(TM), FC-7(TM), FC-11(TM), FC-21(TM) and FC-22(TM) are trademarks of the Company.


                                                DIGITAL BIOMETRICS, INC.
                                                     BALANCE SHEETS
                                                      (UNAUDITED)

                                                                                            March 31,       September 30,
                                                                                              1997              1996
                                                                                          ------------      ------------
Current assets:
     Cash and cash equivalents (note 2)                                                   $    394,762      $    466,990
     Accounts receivable, less allowance for doubtful accounts of $557,274 and
         $692,534, respectively                                                              5,932,065         5,676,849
     Inventory (note 4)                                                                      3,181,792         3,633,659
     Prepaid expenses and other costs                                                          263,521           208,349
                                                                                          ------------      ------------
         Total current assets                                                                9,772,140         9,985,847
                                                                                          ------------      ------------

Property and equipment                                                                       2,450,633         2,471,754
     Less accumulated depreciation and amortization                                         (1,206,033)       (1,089,026)
                                                                                          ------------      ------------
                                                                                             1,244,600         1,382,728
                                                                                          ------------      ------------

Marketable securities (notes 2 and 3)                                                        4,937,479         5,690,371
Patents, trademarks, copyrights and licenses, net of accumulated amortization of
     $222,077 and $192,899, respectively                                                       113,867           123,017
Deferred issuance costs on convertible debentures, net of accumulated amortization of
     $195,197 and $172,476, respectively (note 7)                                               13,433           127,408
                                                                                          ------------      ------------
                                                                                          $ 16,081,519      $ 17,309,371
                                                                                          ============      ============


Current liabilities:
     Accounts payable                                                                     $    782,615      $  1,103,174
     Line of credit advances (note 5)                                                        2,432,598         1,255,000
     Deferred revenue                                                                          947,232           649,178
     Accrued expenses (note 6)                                                                 884,205         1,471,908
                                                                                          ------------      ------------
         Total current liabilities                                                           5,046,650         4,479,260

Convertible debentures (note 7)                                                                343,555         2,374,739
                                                                                          ------------      ------------
         Total liabilities                                                                   5,390,205         6,853,999
                                                                                          ------------      ------------


Stockholders' equity (note 8):
     Common stock, $.01 par value. Authorized, 20,000,000 shares; issued
         and outstanding 12,060,122 and 10,777,288 shares, respectively                        120,601           107,773
     Additional paid-in capital                                                             42,011,547        39,743,380
     Unrealized losses on marketable securities (notes 2 and 3)                               (108,787)         (134,753)
     Deferred compensation                                                                    (100,500)          (96,000)
     Notes receivable from sale of common stock                                               (117,623)         (117,623)
     Accumulated deficit                                                                   (31,113,924)      (29,047,405)
                                                                                          ------------      ------------
         Total stockholders' equity                                                         10,691,314        10,455,372


Commitments and contingencies (notes 8, 9 and 10)
                                                                                          ------------      ------------
                                                                                          $ 16,081,519      $ 17,309,371
                                                                                          ============      ============

                 See accompanying notes to financial statements.



                                              DIGITAL BIOMETRICS, INC.
                                              STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                        Three Months Ended                  Six Months Ended
                                                             March 31,                          March 31,
                                                      1997              1996              1997              1996
                                                  ------------      ------------      ------------      ------------
Sales:
     Identification systems                       $  3,356,443      $    884,834      $  4,972,757      $  3,053,705
     Maintenance and other services                    392,071           374,117           791,230           724,340
                                                  ------------      ------------      ------------      ------------
         Total sales                                 3,748,514         1,258,951         5,763,987         3,778,045
                                                  ------------      ------------      ------------      ------------

Cost of sales:
     Identification systems                          2,486,646           600,008         3,335,343         1,650,862
     Maintenance and other services                    434,936           423,636           991,880           784,960
                                                  ------------      ------------      ------------      ------------
         Total cost of sales                         2,921,582         1,023,644         4,327,223         2,435,822
                                                  ------------      ------------      ------------      ------------
     Gross margin                                      826,932           235,307         1,436,764         1,342,223
                                                  ------------      ------------      ------------      ------------

Selling, general and administrative expenses:
     Sales and marketing                               706,459           491,469         1,232,428         1,121,146
     Engineering and development                       584,108         1,185,123         1,272,337         2,124,998
     Depreciation and amortization                      81,604           154,583           164,028           293,242
     General and administrative                        398,974           492,843           785,132           975,626
                                                  ------------      ------------      ------------      ------------
         Total expenses                              1,771,145         2,324,018         3,453,925         4,515,012
                                                  ------------      ------------      ------------      ------------

Loss from operations                                  (944,213)       (2,088,711)       (2,017,161)       (3,172,789)


Interest income                                         82,320           168,730           169,254           371,130
Interest expense (note 11)                            (104,579)         (244,230)         (211,195)       (2,475,888)
Loss on disposal of fixed assets                        (7,417)             --              (7,417)             --

                                                  ------------      ------------      ------------      ------------

         Net loss                                 $   (973,889)     $ (2,164,211)     $ (2,066,519)     $ (5,277,547)
                                                  ============      ============      ============      ============

Loss per common share                             $      (0.08)     $      (0.26)     $      (0.18)     $      (0.65)
                                                  ============      ============      ============      ============


Weighted average common shares
outstanding                                         11,571,802         8,435,781        11,213,297         8,162,324
                                                  ============      ============      ============      ============

                 See accompanying notes to financial statements.



                                      DIGITAL BIOMETRICS, INC.
                                      STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                            Six Months Ended
                                                                                March 31,
                                                                     ------------------------------
                                                                         1997              1996
                                                                     ------------      ------------
Cash flows from operating activities:

         Net loss                                                    $ (2,066,519)     $ (5,277,547)
         Adjustments to reconcile net loss to net cash used in
         operating activities:
                  Provision for doubtful accounts receivable                5,000            37,420
                  Deferred compensation amortization                       13,500            96,342
                  Depreciation and amortization                           302,021           467,039
                  Loss on disposal of fixed assets                          7,417             7,773
                  Interest expense amortization for the
                       intrinsic value of the beneficial
                       conversion feature of convertible
                       debentures                                            --           1,923,529
                  Interest expense on debentures converted into
                        common stock                                      212,701           152,139
         Changes in operating assets and liabilities:
                  Accounts receivable                                    (260,215)         (699,869)
                  Inventories                                             451,867        (1,107,273)
                  Prepaid expenses                                        (55,172)          (58,666)
                  Accounts payable                                       (320,559)          516,586
                  Deferred revenue                                        298,054           231,541
                  Accrued expenses                                       (470,981)           29,927
                                                                     ------------      ------------
         Net cash used in operating activities                         (1,882,886)       (3,681,059)
                                                                     ------------      ------------


Cash flows from investing activities:
         Purchase of property and equipment                               (99,804)         (722,829)
         Proceeds from marketable securities                              752,892              --
         Patents, trademarks, copyrights and licenses                     (20,028)          (22,695)
                                                                     ------------      ------------
         Net cash provided by (used in) investing activities              633,060          (745,524)
                                                                     ------------      ------------

Cash flows from financing activities:
         Exercise of warrants                                                --             315,000
         Issuance of convertible debentures                                  --          10,109,750
         Net line of credit advances (repayments)                       1,177,598        (1,450,000)
                                                                     ------------      ------------
         Net cash provided by financing activities                      1,177,598         8,974,750
                                                                     ------------      ------------

Increase (decrease) in cash and cash equivalents                          (72,228)        4,548,167

Cash and cash equivalents at beginning of period                          466,990           367,866
                                                                     ------------      ------------

Cash and cash equivalents at end of period                           $    394,762      $  4,916,033
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

(2) ACCOUNTING POLICIES

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 86% of customer accounts receivable at March 31, 1997 were from government agencies. At March 31, 1997, approximate 28% of customer accounts receivable was from a single governmental customer. For the three-month period ended March 31, 1997, sales to three customers accounted for 47%, 22% and 11% of sales. Sales to two customers during the three-month period ended March 31, 1996 accounted for 21% and 10% of period sales. For the six-month period ended March 31, 1997, sales to two customers accounted for 30% and 20% of sales. Sales to two customers during the six-month period ended March 31, 1996. accounted for 33% and 10% of period sales. Export sales for the three-month period ended March 31, 1997 were 11% of period sales as compared to 18% for the same period in 1996. Export sales for the six-month period ended March 31, 1997 were 7% of period sales as compared to 32% for the same period in 1996.

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

           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                            Six Months Ended
                                                               March 31,
                                                          1997           1996
                                                      ------------    ----------

           Cash paid during the period for interest      $104,937        $9,866
                                                      ============    ==========

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

                                                  March 31,        September 30,
                                                    1997               1996
                                               --------------     --------------

                Fair market value                 $4,937,479         $5,690,371
                Amortized cost                     5,046,266          5,825,124
                                               --------------     --------------
                Unrealized loss                   $ (108,787)        $ (134,753)
                                               ==============     ==============

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

(4) INVENTORY

         Inventory is valued at standard which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                                   March 31,       September 30,
                                                     1997              1996
                                               --------------     --------------

                Raw materials                     $1,922,452         $1,934,371
                Work in process                      852,592            717,696
                Finished goods                       406,748            981,592
                                               --------------     --------------
                                                  $3,181,792         $3,633,659
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

(6) ACCRUED EXPENSES

                                                   March 31,       September 30,
                                                     1997              1996
                                                 ------------     --------------
              Accrued expenses consist of:
                   Accrued salaries                 $350,125         $  442,701
                   Accrued vacation                   97,564            112,665
                   Accrued interest payable           54,225            205,529
                   Payroll taxes payable              76,345             55,561
                   Sales taxes payable                 2,128             22,953
                   Accrued warranty                  120,100            128,500
                   Other accrued expenses            183,718            503,999
                                                 ------------     --------------
                                                    $884,205         $1,471,908
                                                 ============     ==============

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

         As a result of this SEC announcement, the Company is restating its fiscal 1996, results to reflect the in-the-money beneficial conversion feature of the convertible debentures which were issued by the Company in September 1995. An additional charge of $1,923,529 has been recorded in fiscal 1996, for the in-the-money beneficial conversion feature which vested the first quarter of fiscal 1996. As a result, interest expense, net loss and net loss per share for the six-month period ended March 31, 1996 were restated from $552,359, $3,354,018 and $0.41 to $2,475,888, $5,277,547 and $0.65, respectively. This restatement had no effect on cash flows or total stockholders' equity.


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


         Interest expense decreased to $211,000 for the six months ended March 31, 1997 from $2,476,000 for the same prior-year period, primarily due to a non-cash charge of $1,924,000 during the six-month period ended March 31, 1996 for the intrinsic value of the beneficial conversion feature of the convertible debentures, and to a lesser extent, the reduced balance of 8% convertible debentures outstanding.

         The Company incurred a net loss for the six-month period ended March 31, 1997 of $2,067,000 ($0.18 per share) as compared with $5,278,000 ($0.65 per share) for the same prior-year period. The net loss for the six-month period ended March 31, 1996 includes a non-cash interest expense charge of $1,924,000 ($0.24 per share) for the intrinsic value of the beneficial conversion feature of the Company's convertible debentures.


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


LIQUIDITY AND CAPITAL RESOURCES

BACKGROUND


         For the period from the Company's inception in 1985 through March 31, 1997, limited revenues have resulted from product sales and at March 31, 1997, the Company's cumulative deficit was $31,114,000. Losses are expected to continue until the market development and acceptance of the technology incorporated into the Company's products provides product sales sufficient to cover the Company's operating expenses.


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


         Interest accrued on the Debentures is also payable in common stock at the time of conversion at the conversion price as described above. In addition to the cash placement fee, a warrant to purchase 112,893 shares of the Company's common stock at $8.40 per share was granted to the placement agent for this offering. The warrant was valued at $112,893, which is reflected as a discount on the Debentures and is being amortized as interest expense over the term of the Debentures. The Debentures include a beneficial conversion feature with an intrinsic value of $1,924,000 which has been recorded as a charge to interest expense during the three-month period ended December 31, 1995. The intrinsic value of the beneficial conversion features is to be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the vesting period of the conversion feature. Net proceeds to the Company were used for working capital, product development and other corporate purposes. The remaining $400,000 of convertible debentures and related accrued interest of $49,000 were converted to 263,916 shares of common stock during April, 1997.


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


                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1997

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



                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1997

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              DIGITAL BIOMETRICS, INC.
                                                    (Registrant)




July 11, 1997                                 s/ John J. Metil
                                              --------------------------------
                                                     John J. Metil
                                              Chief Financial Officer