Form 10-Q
period 1997-06-30
DIGITAL BIOMETRICS INC
filed 1997-08-13
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended   June 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________ to __________________

Commission File Number:             0-18856


                            DIGITAL BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                      41-1545069
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                              Identification No.)

5600 Rowland Road, Minnetonka, Minnesota                           55343
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

      Common Stock, $.01 par value             July 31, 1997 - 12,331,538 shares
                (Class)                                   (Outstanding)

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1997
                                      INDEX


PART I - FINANCIAL INFORMATION:
                                                                          PAGE
         ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED)
                              BALANCE SHEETS                                3
                              STATEMENTS OF OPERATIONS                      4
                              STATEMENTS OF CASH FLOWS                      5
                              NOTES TO FINANCIAL STATEMENTS                 6

         ITEM 2.         MANAGEMENT'S DISCUSSION AND                       15
                         ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION:

         ITEM 1.         LEGAL PROCEEDINGS                                 24

         ITEM 6.  (a)    EXHIBITS                                          24
                  (b)    REPORTS ON FORM 8-K                               24


SIGNATURES                                                                 25

EXHIBIT 11               STATEMENT RE:  COMPUTATION OF LOSS
                         PER SHARE                                         26

EXHIBIT 27               FINANCIAL DATA SCHEDULE                           27




TENPRINTER(R) and the Company's mechanical hand logo have been registered as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the SQUID(TM) trademark. In addition, FC-5(TM), FC-6(TM), FC-7(TM), FC-11(TM), FC-21(TM) and FC-22(TM) are trademarks of the Company.

                            DIGITAL BIOMETRICS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                             June 30,         September 30,
                                                                                               1997               1996
                                                                                           ------------       ------------
Current assets:
     Cash and cash equivalents (note 2)                                                    $    318,163       $    466,990
     Accounts receivable, less allowance for doubtful accounts of $557,274 and
         $692,534, respectively                                                               5,096,513          5,676,849
     Inventory (note 4)                                                                       2,302,534          3,633,659
     Prepaid expenses and other costs                                                           327,721            208,349
                                                                                           ------------       ------------
         Total current assets                                                                 8,044,931          9,985,847
                                                                                           ------------       ------------

Property and equipment                                                                        1,899,137          2,471,754
     Less accumulated depreciation and amortization                                          (1,011,390)        (1,089,026)
                                                                                           ------------       ------------
                                                                                                887,747          1,382,728
                                                                                           ------------       ------------

Marketable securities (notes 2 and 3)                                                         4,470,950          5,690,371
Patents, trademarks, copyrights and licenses, net of accumulated amortization of
     $159,343 and $192,899, respectively                                                         85,989            123,017
Deferred issuance costs on convertible debentures, net of accumulated amortization of
     $196,854 and $172,476, respectively (note 7)                                                  --              127,408
                                                                                           ------------       ------------
                                                                                           $ 13,489,617       $ 17,309,371
                                                                                           ============       ============


Current liabilities:
     Accounts payable                                                                      $    965,195       $  1,103,174
     Line of credit advances (note 5)                                                         2,240,000          1,255,000
     Deferred revenue                                                                           703,330            649,178
     Accrued expenses (note 6)                                                                1,558,930          1,471,908
                                                                                           ------------       ------------
         Total current liabilities                                                            5,467,455          4,479,260

Convertible debentures (note 7)                                                                    --            2,374,739
                                                                                           ------------       ------------
         Total liabilities                                                                    5,467,455          6,853,999
                                                                                           ------------       ------------

Stockholders' equity (note 8):
     Common stock, $.01 par value. Authorized, 20,000,000 shares; issued
         and outstanding 12,331,538 and 10,777,288 shares, respectively                         123,315            107,773
     Additional paid-in capital                                                              42,383,646         39,743,380
     Unrealized losses on marketable securities (notes 2 and 3)                                 (62,941)          (134,753)
     Deferred compensation                                                                      (87,000)           (96,000)
     Notes receivable from sale of common stock                                                (117,623)          (117,623)
     Accumulated deficit                                                                    (34,217,235)       (29,047,405)
                                                                                           ------------       ------------
         Total stockholders' equity                                                           8,022,162         10,455,372

Commitments and contingencies (notes 9 and 10)
                                                                                           ------------       ------------
                                                                                           $ 13,489,617       $ 17,309,371
                                                                                           ============       ============

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended                   Nine Months Ended
                                                             June 30,                            June 30,
                                                      1997              1996              1997              1996
                                                  ------------      ------------      ------------      -----------
Sales:
     Identification systems                       $  1,889,894      $    662,233      $  6,862,651      $ 3,715,938
     Maintenance and other services                    422,630           383,454         1,213,860        1,107,794
                                                  ------------      ------------      ------------      -----------
         Total sales                                 2,312,524         1,045,687         8,076,511        4,823,732
                                                  ------------      ------------      ------------      -----------

Cost of sales:
     Identification systems                          1,310,769           498,086         4,646,112        2,148,949
     Maintenance and other services                    544,929           477,718         1,536,809        1,262,678
     Non-recurring charges (note 11)                 1,529,118              --           1,529,118             --
                                                  ------------      ------------      ------------      -----------
         Total cost of sales                         3,384,816           975,804         7,712,039        3,411,627
                                                  ------------      ------------      ------------      -----------
     Gross margin                                   (1,072,292)           69,883           364,472        1,412,105
                                                  ------------      ------------      ------------      -----------

Selling, general and administrative expenses:
     Sales and marketing                               498,019           558,686         1,730,447        1,679,832
     Engineering and development                       670,129         1,079,246         1,942,466        3,204,244
     Depreciation and amortization                      81,215           136,977           245,243          430,219
     General and administrative                        490,713           770,229         1,275,845        1,745,854
     Non-recurring charges (note 11)                   330,319              --             330,319             --
                                                  ------------      ------------      ------------      -----------
         Total expenses                              2,070,395         2,545,138         5,524,320        7,060,149
                                                  ------------      ------------      ------------      -----------

Loss from operations                                (3,142,687)       (2,475,255)       (5,159,848)      (5,648,044)

Interest income                                         70,870           125,239           240,124          496,369
Interest expense                                       (31,494)         (116,734)         (242,689)      (2,592,622)
Loss on disposal of fixed assets                          --                --              (7,417)            --

                                                  ------------      ------------      ------------      -----------
         Net loss                                 $ (3,103,311)     $ (2,466,750)     $ (5,169,830)     $(7,744,297)
                                                  ============      ============      ============      ===========

Loss per common share                             $      (0.25)     $      (0.23)     $      (0.45)     $     (0.86)
                                                  ============      ============      ============      ===========

Weighted average common shares outstanding          12,296,752        10,565,580        11,574,448        9,011,169
                                                  ============      ============      ============      ===========

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                                    June 30,
                                                                          -----------------------------
                                                                              1997             1996
                                                                          -----------      ------------
Cash flows from operating activities:
         Net loss                                                         $(5,169,830)     $ (7,744,297)
         Adjustments to reconcile net loss to net cash used in
         operating activities:
                  Provision for doubtful accounts receivable                    5,000            45,364
                  Deferred compensation amortization                           27,000           144,513
                  Depreciation and amortization                               445,118           653,457
                  Loss on disposal of fixed assets and tooling                227,580             7,773
                  Interest expense amortization for the intrinsic
                        value of the beneficial conversion feature of
                        convertible debentures                                   --           1,923,529
                  Interest expense on debentures converted  into
                        common stock                                          274,474           478,335
         Changes in operating assets and liabilities:
                  Accounts receivable                                         575,336          (977,252)
                  Inventories                                               1,331,125        (3,035,435)
                  Prepaid expenses                                           (119,372)          (51,994)
                  Accounts payable                                           (137,979)          555,659
                  Deferred revenue                                             54,152           535,687
                  Accrued expenses                                            262,311            46,575
                                                                          -----------      ------------
         Net cash used in operating activities                             (2,225,085)       (7,418,086)
                                                                          -----------      ------------

Cash flows from investing activities:
         Purchase of property and equipment                                  (114,950)         (792,123)
         Proceeds from marketable securities                                1,219,421              --
         Patents, trademarks, copyrights and licenses                         (25,738)          (27,002)
                                                                          -----------      ------------
         Net cash provided by (used in) investing activities                1,078,733          (819,125)
                                                                          -----------      ------------

Cash flows from financing activities:
         Exercise of warrants                                                  12,525           315,000
         Issuance of convertible debentures                                      --          10,109,750
         Net line of credit advances (repayments)                             985,000        (1,450,000)
                                                                          -----------      ------------
         Net cash provided by financing activities                            997,525         8,974,750
                                                                          -----------      ------------

Increase (decrease) in cash and cash equivalents                             (148,827)          737,539

Cash and cash equivalents at beginning of period                              466,990           367,866
                                                                          -----------      ------------

Cash and cash equivalents at end of period                                $   318,163      $  1,105,405
                                                                          ===========      ============

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Digital Biometrics, Inc., (the Company) was incorporated in Minnesota in May, 1985 and reincorporated in Delaware in December, 1986. The Company is a developer, manufacturer, marketer and integrator of computer systems-based products for the identification of individuals. The Company's principal product, the TENPRINTER(R) system, is a computer based, inkless "live-scan" fingerprint system that electronically reads a fingerprint and creates a digital image, which can then be printed on an attached printer and/or transmitted electronically to a central printing or storage site. The TENPRINTER system is designed for use by, and is being actively marketed to, law enforcement agencies and other organizations requiring a high resolution fingerprint image for identification cards or similar applications.

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

(2) ACCOUNTING POLICIES

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 82% of customer accounts receivable at June 30, 1997, were from government agencies. At June 30, 1997, approximately 29% of customer accounts receivable was from a single governmental customer. For the three-month period ended June 30, 1997, sales to two customers accounted for 18% and 15% of sales. Sales to one different customer during the three-month period ended June 30, 1996, accounted for 19% of period sales. For the nine-month period ended June 30, 1997, sales to two customers accounted for 22% and 19% of sales. Sales to two different customers during the nine-month period ended June 30, 1996, accounted for 30% and 10% of period sales. Export sales for the three-month periods ended June 30, 1997, and June 30, 1996, were less than 1% of period sales. Export sales for the nine-month period ended June 30, 1997, were 5% of period sales as compared to 25% for the same period in 1996.

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

(2) ACCOUNTING POLICIES (CONTINUED)

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

WARRANTY COSTS

         Estimated product warranty costs are accrued at date of shipment. Accrued warranty costs at June 30, 1997, were $667,000 compared with $129,000 at September 30, 1996. The three-month period ended June 30, 1997, includes an addition to the warranty reserve of $524,000 for warranty reserve funding for warranty items mainly associated with the introduction and rollout of the S-Series which were quantified during the quarter.

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

ENGINEERING AND DEVELOPMENT ARRANGEMENTS

         Engineering and development costs are expensed as incurred. Engineering and development expenses for the nine-month period ended June 30, 1996 are net of reimbursements of $462,000 from a company with which there was a teaming agreement on an international development project.

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

(2) ACCOUNTING POLICIES (CONTINUED)

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

             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                            Nine Months Ended
                                                                June 30,
                                                         ----------------------

                                                            1997         1996
                                                         ----------    --------
             Cash paid during the period for interest     $162,803      $9,866
                                                         ==========    ========

       For supplemental disclosure of non-cash investing and financing activities see notes 7 and 8.

NET LOSS PER COMMON SHARE

         Net loss per common share is determined by dividing the net loss by the weighted average number of shares of common stock. Common share equivalents have been excluded from the computation of net loss per share as their effect is anti-dilutive.

INCOME TAXES

         The Company has adopted the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amount and tax basis of assets and liabilities. The Company provides for deferred taxes at the enacted tax rate that is expected to apply when the temporary differences reverse.

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

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

(3) MARKETABLE SECURITIES

         Investments in marketable securities have maturities ranging from 2005 to 2016.The unrealized loss for available-for-sale marketable securities is as follows.

                                        June 30,       September 30,
                                          1997             1996
                                      ------------     ------------

              Fair market value        $4,470,950       $5,690,371
              Amortized cost            4,533,891        5,825,124
                                      ------------     ------------
              Unrealized loss          $  (62,941)      $ (134,753)
                                      ============     ============

         Unrealized gains and losses are reflected as a separate component of stockholders' equity. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to operations resulting in the establishment of a new cost basis for the security. Realized losses on sales of marketable securities are reported as a reduction in interest income. There were no realized losses on sales of marketable securities for the three and nine-month periods ended June 30, 1997, or 1996.

(4) INVENTORY

         Inventory is valued at standard which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                        June 30,       September 30,
                                          1997             1996
                                      ------------     ------------

             Raw materials             $1,194,121       $1,934,371
             Work in process              765,071          717,696
             Finished goods               343,342          981,592
                                      ------------     ------------
                                       $2,302,534       $3,633,659
                                      ============     ============

(5) LINES OF CREDIT

         The Company has a $4,000,000 line of credit with Norwest Bank Minnesota N.A. Borrowings under this line of credit are secured by marketable securities and are limited to 80% of the market value of the marketable securities held as collateral by the bank. Borrowings under the line were $2,240,000 on June 30, 1997, and bear interest at rates ranging from 7.92% to 8.5%. Depending on the timing of accounts receivable collection, the line may reach the maximum borrowings allowed during fiscal 1997. The line is payable upon demand and expires in May, 1998.

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

(5) LINES OF CREDIT (CONTINUED)

         The Company entered into a receivables financing line of credit effective October 1, 1996, for the lesser of eligible receivables or $3,500,000 with Norwest Business Credit. Borrowings under this line of credit are secured by all of the Company's assets. The line bears interest at 1.5% above the prime rate (8.5% at June 30, 1997), is payable upon demand and expires in September 1997. There were no borrowings under the line at June 30, 1997.

         The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate (8.5% on June 30, 1997) and are payable upon demand. The line expires in March, 1998. There were no amounts borrowed under the line at June 30, 1997.

(6) ACCRUED EXPENSES

                                               June 30,       September 30,
                                                 1997             1996
                                             ------------     ------------
             Accrued expenses consist of:
                  Accrued salaries            $  426,386       $  442,701
                  Accrued vacation               112,474          112,665
                  Accrued interest payable         9,854          205,529
                  Payroll taxes payable            3,149           55,561
                  Sales taxes payable              4,355           22,953
                  Accrued warranty               666,724          128,500
                  Other accrued expenses         335,988          503,999
                                             ------------     ------------
                                              $1,558,930       $1,471,908
                                             ============     ============

         Accrued salaries at June 30, 1997, and September 30, 1996, include $61,000 and $330,000, respectively, for severance costs related to the retirement of the Company's former president and chief executive officer.

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

(7) CONVERTIBLE DEBENTURES

         On September 29, 1995, the Company completed a private placement to offshore accredited investors of $10,900,000 of 8% Convertible Debentures due September 29, 1998, (the "Debentures"). Net proceeds to the Company after placement fees but before legal and other expenses were $10,109,750. The Debentures were convertible one third after 45 days, one third after 75 days and one third after 105 days at the option of the Debenture holder. The Company had the right to redeem the debentures prior to conversion. The conversion price was equal to the lesser of $7.00 per common share or 85% of the average trading price for any five consecutive trading days before conversion. This beneficial conversion feature had an intrinsic value of $1,924,000 which was recorded as a charge to interest expense. The intrinsic value of the beneficial conversion features was allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the vesting period of the conversion feature. Interest accrued on the Debentures was payable in common stock at the time of conversion at the conversion price as described above. In addition to the cash placement fee, a warrant to purchase 112,893 shares of the Company's common stock at $8.40 per share was granted to the placement agent for this offering. The warrant was valued at $112,893, which is reflected as a discount on the Debentures and was amortized as interest expense over the term of the Debentures. Net proceeds to the Company are being used for working capital, product development and other general corporate purposes.

         As of June 30, 1997, the Company has issued 4,237,748 shares of common stock for the conversion of principal aggregating $10,900,000 of the 8% Convertible Debentures plus $557,000 of accrued interest at an average conversion price of $2.70 per share. For the nine-month period ended June 30, 1997, the Company has issued 1,485,880 shares of common stock for the conversion of principal aggregating $2,450,000 of the 8% Convertible Debentures plus $264,000 of accrued interest at an average conversion price of $1.83 per share. In the three-month period ended June 30, 1997, the Company issued 263,916 shares of common stock upon the conversion of principal aggregating $400,000 of the 8% Convertible Debentures plus $49,000 of accrued interest at an average conversion price of $1.70 per share.

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

(8) STOCKHOLDERS' EQUITY

         During the three-month period ended June 30, 1997, the Company granted 340,850 shares pursuant to discretionary stock option awards to certain of its executive officers and employees. These options are exercisable at prices ranging from $2.0625 to $2.25 per share which expire in 2007.

         Effective June 9, 1997, the Company canceled stock options of certain non-officer employees for the purchase of 113,000 shares of the Company's common stock at exercisable prices ranging from $6.125 to $13.625 and reissued new stock options to non-officer employees for the purchase of 113,000 shares exercisable at a price of $2.25 per share which expire in 2007.

(9) LEASE COMMITMENTS

         The Company leases its primary office and production facility under an operating lease that expires in April, 2001. Annual base rent under the lease agreement is approximately $237,000 and the Company is obligated to pay a pro rata share for property taxes, maintenance and other operating expenses. The Company leases a separate sales and service office in Los Angeles, California under an operating lease that expires in December, 1997. Rent expense, property taxes, maintenance and other lease operating expenses for the nine months ended June 30, 1997, and 1996 was $300,000 and $246,000, respectively.

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

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

(11) NON-RECURRING CHARGES

         Non-recurring charges of $1,859,000 were recorded during the three-month period ended June 30, 1997. Of this amount, $1,529,000 was charged to cost of sales and includes $838,000 of inventory adjustments for technical obsolescence, $524,000 of warranty reserve funding for warranty items mainly associated with the introduction and rollout of the S-Series which were quantified during the quarter, $132,000 for estimated committed losses on maintenance contracts, and $35,000 for the write-off of tooling. Non-recurring charges to operating expenses were $330,000 and include the write-off of assets with no future value, and to a lesser extent, equipment disposals.

         The net loss per share for the three- and nine-month periods ended June 30, 1997, were negatively impacted by $0.15 and $0.16, respectively, with these non-recurring charges.

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

FACTORS THAT MAY AFFECT OPERATING RESULTS

         The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Some of the factors that could cause actual results to differ materially are set forth below under the caption "Forward Looking Comments and Matters That May Affect Operating Results."

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company develops, manufactures, assembles and markets identification products and integrates these products in customer computing and communications environments. Most of the Company's sales have been to state and local law enforcement agencies and, to date, have consisted primarily of TENPRINTER systems and related peripheral equipment and software.

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

         The Company generally recognizes product sales on the date of shipment. Although the Company's standard terms of sale are payment due net in 30 days, f.o.b. the Company, the average length of time for receipt of payment exceeds the terms. Terms of sale and shipment for certain procurements by municipal or other government agencies may be subject to negotiation. In cases where the Company is required to purchase a performance bond or to deposit collateral in accordance with the terms of a contract, the Company's policy is to defer recognition of revenues from such contracts until the amount shipped exceeds the amount of the performance collateral or until the security is released by the bonding company. Maintenance revenues are recognized over the life of the contract on a straight-line basis. Maintenance costs are expensed as incurred. Losses on maintenance contracts are recognized during the period when such losses are determined.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Total sales were $2,313,000 for the three months ended June 30, 1997, compared with $1,046,000 for the same prior-year period. Identification system product sales were $1,890,000 compared with $662,000 in 1996. The increase is due primarily to an increase in the number of TENPRINTER systems sold during the three months ended June 30, 1997. Limited sales of peripheral and networking equipment occurred during the current year three-month period as compared to the prior-year period.

         For the three-month period ended June 30, 1997, sales to two customers accounted for approximately 18% and 15% of total sales. Sales to one different customer during the three months ended June 30, 1996, accounted for approximately 19% of total sales. Export sales for the three-month periods ended June 30, 1997, and June 30, 1996, were less than 1% of period sales.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

         Product maintenance and service revenues were $423,000 for the three months ended June 30, 1997, compared with $383,000 for the same prior-year period. This increase is due primarily to a larger installed base of TENPRINTER systems.

         Overall gross margins for the three months ended June 30, 1997, were negative 46% as compared with 7% of sales for the same prior-year period. Overall gross margins were negatively impacted by 66% during the current-year three-month period due to non-recurring charges to cost of sales of $1,529,000. These charges include $838,000 of inventory adjustments for technical obsolescence, $524,000 for warranty reserve funding for warranty items mainly associated with the introduction and rollout of the S-Series which were quantified during the quarter, $132,000 for estimated committed losses on maintenance contracts, and $35,000 for the write-off of tooling. Of the total charges to cost of sales, approximately $873,000 has no impact on future cash flows.

         Sales and marketing expenses for the three-month period ended June 30, 1997, were 22% of total sales compared to 53% for the same three-month prior-year period. This decrease is due primarily to a higher volume of sales and a lower number of personnel and related salary expenses during the current-year three-month period. Engineering and development expenses were 29% of total sales for the three-month period ended June 30, 1997, compared to 103% for the same period a year ago. This decrease is due primarily to a higher volume of sales, reduced new product development costs and cost containment measures, during the current three-month period. General and administrative expenses for the three-month periods ended June 30, 1997, and 1996, were 21% and 74%, respectively, of total sales. This decrease is due primarily to a higher volume of sales and reduced legal expenses related to a patent infringement suit during the current three-month period.

         Depreciation and amortization costs decreased to $81,000 for the three months ended June 30, 1997, from $137,000 for the same prior-year period, primarily due to reduced software amortization costs of information systems products that were written off during the fourth quarter of fiscal year 1996.

         Operating expenses during the three-month period ended June 30, 1997, include non-recurring charges of $330,000 and include the write-off of assets with no future value, and to a lesser extent, equipment disposals. The total charge of $330,000 has no effect on future cash flows.

         Interest income decreased to $71,000 for the three months ended June 30, 1997, from $125,000 for the same period in 1996, primarily due to lower balances of cash and marketable securities.

         Interest expense decreased to $31,000 for the three months ended June 30, 1997, from $117,000 for the same prior-year period, primarily due to the conversion of 8% convertible debentures partially offset by an increase in borrowing under a line of credit.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

         The Company incurred a net loss for the three-month period ended June 30, 1997, of $3,103,000 ($0.25 per share) as compared with $2,467,000 ($0.23 per share) for the same prior-year period. The net loss for the three-month period ended June 30, 1997, includes non-recurring charges of $1,859,000 ($0.15 per share).

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

         Total sales were $8,077,000 for the nine months ended June 30, 1997, compared with $4,824,000 for the same prior-year period. Identification system product sales were $6,863,000 compared with $3,716,000 in 1996. The increase is due primarily to an increase in the number of TENPRINTER systems sold during the nine months ended June 30, 1997, offset by volume discounts offered to two customers. Limited sales of peripheral and networking equipment occurred during the current-year nine-month period as compared to the same prior-year period.

         For the nine-month period ended June 30, 1997, sales to two customers accounted for approximately 22% and 19% of total sales. Sales to two different customers during the nine months ended June 30, 1996 accounted for approximately 30% and 10% of total sales. Export product sales for the nine-month period ended June 30, 1997, were 5% of period sales as compared to 25% for the same period in 1996.

         Product maintenance and service revenues were $1,214,000 for the nine months ended June 30, 1997, compared with $1,108,000 for the same prior-year period. This increase is due primarily to a larger installed base of TENPRINTER systems, although, due to installation delays caused by technical factors the increase in maintenance revenue is less then the increase in units shipped.

         Overall gross margins for the nine months ended June 30, 1997, were 5% as compared with 29% of sales for the same prior-year period. Overall gross margins were negatively impacted by 18% during the current-year nine-month period due to non-recurring charges to cost of sales of $1,529,000. These charges include $838,000 of inventory adjustments for technical obsolescence, $524,000 for warranty reserve funding for warranty items mainly associated with the introduction and rollout of the S-Series which were quantified during the quarter, $132,000 for estimated committed losses on maintenance contracts, and $35,000 for the write-off of tooling. Of the total charges to cost of sales, approximately $873,000 has no impact on future cash flows.

         Sales and marketing expenses for the nine-month period ended June 30, 1997, were 21% of total sales compared to 35% for the same nine-month prior-year period. This decrease is due primarily to a higher volume of sales and a lower number of personnel and related salary expenses, offset by higher promotional costs during the current-year nine-month period. Engineering and development expenses were 24% of total sales for the nine-month period ended June 30, 1997, compared to 66% for the same period a year ago. This decrease is due primarily to a higher volume of sales and reduced new product development costs during the current nine-month period. Engineering and development expenses for the nine-month period ending June 30, 1996 are net of

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

reimbursements of $462,000 related to an international development project. General and administrative expenses for the nine-month periods ended June 30, 1997, and 1996 were 16% and 36%, respectively, of total sales. This decrease is due primarily to a higher volume of sales and reduced legal expenses related to a patent infringement suit during the current nine-month period.

         Depreciation and amortization costs decreased to $245,000 for the nine months ended June 30, 1997, from $430,000 for the same prior-year period, primarily due to reduced software amortization costs of information systems products that were written off during the fourth quarter of fiscal year 1996.

         Operating expenses during the nine-month period ended June 30, 1997, include non-recurring charges of $330,000 and include the write-off of assets with no future value, and to a lesser extent, equipment disposals. The total charge of $330,000 has no effect on future cash flows.

         Interest income decreased to $240,000 for the nine months ended June 30, 1997, from $496,000 for the same period in 1996, primarily due to lower balances of cash and marketable securities.

         Interest expense decreased to $243,000 for the nine months ended June 30, 1997, from $2,593,000 for the same prior-year period, primarily due to a non-cash charge of $1,924,000 during the nine-month period ended June 30, 1996, for the intrinsic value of the beneficial conversion feature of convertible debentures, and to a lesser extent, conversions of 8% convertible debentures.

         The Company incurred a net loss for the nine-month period ended June 30, 1997, of $5,170,000 ($0.45 per share) as compared with $7,744,000 ($0.86 per share) for the same prior-year period. The net loss for the nine-month period ended June 30, 1997, includes non-recurring charges of $1,859,000 ($0.16 per share). The net loss for the nine-month period ended June 30, 1996 includes a non-cash interest expense of $1,924,000 ($0.21 per share).

INFLATION

         The Company does not believe inflation has significantly impacted revenues or expenses.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

NET OPERATING LOSS CARRYFORWARDS

         At June 30, 1997, the Company had carryforwards of net operating losses of approximately $29,200,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount approximately $2,200,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital. The carryforwards expire annually beginning in 1999. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the long-term federal tax exempt rate. A total of $3,700,000 of the net operating loss carryforwards at June 30, 1997, is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $25,500,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

CURRENT AND FUTURE OPERATIONS

         The Company's business has included large contract awards from international, state and local law enforcement agencies and it is expected that this will continue. Collection of receivables related to billings of these contract amounts is often protracted.

         The Company's performance in any one reporting period is not necessarily indicative of sales trends or future performance. The nature of the law enforcement market and the government procurement process are expected to continue to result in an irregular and unpredictable revenue cycle for the Company.

         Net cash used in operating activities was $2,225,000 for the nine months ended June 30, 1997, compared with $7,418,000 for the same prior-year period. The decrease in cash used in operating activities was primarily a result of a smaller net loss during the nine-month period in 1997 adjusted for changes in operating assets and liabilities. Cash flows from changes in operating assets and liabilities changed from cash used of $2,927,000 during the prior-year nine-month period to $1,966,000 of cash provided during the same current-year period. This $4,893,000 change in cash flow from operating assets and liabilities resulted primarily from collections of accounts receivable and lower inventory balances on June 30, 1997. Non-cash charges of $1,203,000 were recorded during the current-year nine-month period relating to inventory adjustments for technical obsolescence, discontinued tooling, equipment disposals and other miscellaneous charges.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Net cash provided by investing activities was $1,079,000 for the nine months ended June 30, 1997, as compared with $819,000 net cash used in investing activities for the same prior-year period. Net cash provided by investing activities during the current nine-month period includes $1,219,000 from the proceeds from marketable securities. Capital expenditures for the nine-months ended June 30, 1996 were primarily for engineering and manufacturing test fixtures. The Company's business does not require significant amounts of cash for capital expenditures because substantial amounts of the manufacturing and assembly processes utilized in the production of current products are performed by outside vendors, as directed by the Company. Specifically, the Company purchases electronics modules and standard mechanical assemblies from manufacturers of such goods. In addition, sheet metal components, optical components and specialized electronics modules are designed by the Company and manufactured to the Company's specifications by outside sources.

         Net cash provided by financing activities was $998,000 for the nine months ended June 30, 1997, primarily from borrowings on lines of credit. Net cash provided by financing activities was $8,975,000 for the nine months ended June 30, 1996, due to cash received from the issuance of 8% convertible debentures and repayments of outstanding borrowings on lines of credit. Borrowings under lines of credit were $2,240,000 at June 30, 1997. There were no borrowings under lines of credit on June 30, 1996.

         At June 30, 1997, the Company had $318,000 in cash and cash equivalents and $4,471,000 in marketable securities, which are classified as available for sale. The unrealized loss on marketable securities at June 30, 1997, was $63,000. These marketable securities are collateral for borrowings under a line of credit.

         The Company has a $4,000,000 line of credit with Norwest Bank Minnesota N.A. Borrowings under this line of credit are secured by marketable securities and are limited to 80% of the market value of marketable securities held as collateral by the bank. Borrowings under the line were $2,240,000 on June 30, 1997, and bear interest at rates ranging from 7.92% to 8.5%. Depending on the timing of accounts receivable collection, the line may reach the maximum borrowings allowed during fiscal 1997. The line is payable upon demand and expires in May, 1998.

         The Company entered into a receivables financing line of credit effective October 1, 1996, for the lesser of eligible receivables or $3,500,000 with Norwest Business Credit. Borrowings under this line of credit are secured by all assets of the Company. The line bears interest at 1.5% above the prime rate (8.5% at June 30, 1997), is payable upon demand and expires in September, 1997. There were no borrowings under the line at June 30, 1997.

         The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate (8.5% on June 30, 1997), are payable upon demand and expires in March, 1998. There were no amounts borrowed under the line at June 30, 1997.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Due primarily to continuing operating losses, the Company has not yet achieved positive cash flow. Management believes that cash and cash equivalents, investments, accounts receivable and working capital provided from operations, together with available financing sources, may be sufficient to meet current and foreseeable operating requirements, however additional financing may be required. As a result, on June 25, 1997, the Company announced the retention of the investment banking firm of Greene Holcomb & Lannin to advise the Company regarding various strategic alternatives including joint ventures, technology licensing, acquisition of other businesses or product lines, recapitalizaiton, and sale of all or a portion of the Company's assets or businesses. There can be no assurance that additional financing, should it be required, will be available at terms acceptable to the Company.


ACCOUNTING PRONOUNCEMENTS

         In February, 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, and No. 129, Disclosure of Information about Capital Structure. Both SFAS No. 128 and No. 129 will be implemented by the Company in the quarter ended December 31, 1997, and will have no significant impact on the Company's previously disclosed earnings per share or capital disclosures.

         In addition, in June, 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and No. 131, Disclosures about Segments of an Enterprise and Related Information. Both SFAS No. 130 and No. 131 will be implemented by the Company in fiscal 1999. The Company has not yet completed its analysis on the impact of these two pronouncements.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD LOOKING COMMENTS AND MATTERS THAT MAY AFFECT OPERATING RESULTS

         Except for the historical information contained in this Form 10-Q, the matters discussed herein are forward looking statements made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and involve risks and uncertainties. Factors that may affect future performance of the Company include successful development and introduction of new products; continued feature enhancement, quality improvement and cost reduction of current products; market acceptance of the Company's products; integration of the Company's products into existing and future customer computing and communications networks and the interoperability of the Company's products with those of other vendors; the availability of new employees experienced in present and contemplated markets; successful expansion of distribution channels for products through OEMs and others; successful penetration of new markets; the availability of capital on terms and conditions acceptable to the Company; the development and successful management of strategic partnerships and alliances with other companies; changes in general economic conditions; availability of funding where customer procurements are dependent on state or federal government grants and general tax funding; concentrations of accounts receivable and other credit risk in single large customers; or cost and availability of components. In addition, markets for the Company's products are characterized by significant and increasing competition, and the Company's financial results may be adversely affected by the actions of existing and future competitors, including the development of new technologies, the introduction of new products, and price reductions by such competitors to gain or retain market share. It is important to note that the Company's actual results could differ materially from those in such forward looking statements and the Company assumes no obligation to update such forward looking statements.

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

         The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 82% of customer accounts receivable at June 30, 1997, were from government agencies. At June 30, 1997, approximately 29% of customer accounts receivable was from a single governmental customer. Sales to this and other customers requiring large and sophisticated networks of TENPRINTER systems and peripheral equipment often include technical requirements which are not fully known at the time requirements are specified by the customer. In addition, contracts may specify performance criteria which are required to be satisfied before the customer accepts the products and services.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD LOOKING COMMENTS AND MATTERS THAT MAY AFFECT OPERATING RESULTS
(CONTINUED)

         Generally, it is only upon completion of customer requirements, which time periods are unpredictable and which may involve investment of additional Company resources, that accounts receivable are collected. These investments of additional resources are accrued when amounts can be estimated but, however, may be uncompensated and, other than increased customer loyalty, negatively impact profit margins and the Company's liquidity.

GAMING AND OTHER COMMERCIAL MARKETS

         The Company has completed development of a prototype of its TRAK-21 player tracking data capture system which has been successfully demonstrated in laboratory conditions. A prior version of TRAK-21 has been tested in a casino environment. It has not been determined whether or not the TRAK-21 system will be able to compete, on the basis of price and performance, with player tracking systems of competitors whose systems have been marketed for longer periods of time and whose financial and other resources are far greater than that of the Company. The Company is currently engaged in the development of partnership relationships for the marketing and distribution of the TRAK-21 product; however, there is assurance that such partnerships will be developed, and if developed will result in the successful distribution of this product.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1997

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

                  On August 27, 1996, the judge assigned to the case granted a partial summary judgment in favor of Identix dismissing the Company's claims of patent infringement with respect to Identix's Touchprint 600 product line. A predecessor product, the Touchprint 900, received a similar ruling in favor of Identix on December 20, 1996. During January, 1997, the Company filed an appeal of the court's decision of non-infringement. The interpretation of patents will ultimately be decided by the special patent Court of Appeals in Washington D.C. However, a prediction of the final outcome of the appeal is not possible. In the event the Company does not prevail in this litigation, its competitive position could be adversely affected.

                  There are no other material claims pending or, to the Company's knowledge, threatened against the Company.


ITEM 6.  (a)  EXHIBITS

                  Exhibit 11     Statement re:  Computation of loss per share
                  Exhibit 27     Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

                  On April 15, 1997, the Company filed a report on Form 8-K related to the conversion of $400,000 of 8% Convertible Debentures and $48,658 of accrued interest into 263,916 shares of the Company's common stock.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1997

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DIGITAL BIOMETRICS, INC.
                                           (Registrant)




August 13, 1997                       s/ John J. Metil
                                      -------------------------------------
                                                  John J. Metil
                                      Chief Operating and Financial Officer