Form 10-K
period 1997-09-30
DIGITAL BIOMETRICS INC
filed 1997-12-23
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended                   September 30, 1997
                          ------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                   to
                               ------------------  -----------------------------

Commission File Number:                        0-18856
                        --------------------------------------------------------

                            DIGITAL BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                     41-1545069
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

5600 Rowland Road, Minnetonka, Minnesota   55343          (612) 932-0888
(Address of principal executive offices) (Zip Code)   (Registrant's telephone
                                                    number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, $.01 par value      November 30, 1997 - 12,361,038 shares
                (Class)                            (Outstanding)

The aggregate market value of Common Stock held by non-affiliates as of November 30, 1997: $25,301,911

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                TABLE OF CONTENTS
                                    FORM 10-K

                                                                                            Page

                                      PART I
Item    1.    Business                                                                        3
Item    2.    Properties                                                                      9
Item    3.    Legal Proceedings                                                               9
Item    4.    Submission of Matters to a Vote of Security Holders                            10


                                     PART II

Item    5.    Market for the Registrant's Common Equity and Related Stockholder Matters      10
Item    6.    Selected Financial Data                                                        12
Item    7.    Management's Discussion and Analysis of Financial Condition and

              Results of Operations                                                          13
Item    8.    Financial Statements and Supplementary Data                                    22
Item    9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                           36


                                    PART III

Item   10.    Directors and Executive Officers of the Registrant                             37
Item   11.    Executive Compensation                                                         39
Item   12.    Security Ownership of Certain Beneficial Owners and Management                 41
Item   13.    Certain Relationships and Related Transactions                                 42


                                     PART IV

Item   14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K                 43


TENPRINTER(R), SQUID(R) and the Company's mechanical hand logo have been registered as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the TRAK-21(TM) trademark. In addition, FC-5(TM), FC-6(TM), FC-7(TM), FC-11(TM), FC-21(TM) and FC-22(TM) are trademarks of the Company.

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-K INCLUDE FORWARD-LOOKING STATEMENTS MADE WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AND INVOLVE RISKS AND UNCERTAINTIES WHICH ARE DESCRIBED MORE FULLY IN THE SECTION BELOW CAPTIONED "CAUTIONARY STATEMENTS." IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1.       BUSINESS

GENERAL

     Digital Biometrics, Inc. (the "Company") develops, manufactures, markets and integrates computer-based products and services for the identification of individuals. The Company is a leading vendor of products employing "biometric" technology, the science of the identifying individuals by measuring of distinguishing biological characteristics. Digital Biometrics' principal product is the TENPRINTER(R) system for "live-scan" fingerprint capture used mainly in law-enforcement applications. The TENPRINTER is a computer-based system with patented high-resolution optics, which captures, digitizes, prints and transmits forensic-grade fingerprint images.

     The Company also offers high-resolution single-fingerprint capture products for commercial and governmental identification applications. To capitalize on opportunities outside of its traditional law enforcement market, the Company recently established a systems integration services business focused on integrating biometric and other identification technologies into applications for government and commercial markets.

     The Company has also developed a prototype player tracking system for the gaming industry called TRAK-21(TM). The Company has reached an agreement in principle with Grand Casinos, Inc., to create a joint venture to carry out the commercialization of the TRAK-21 technology. It is anticipated that the joint venture will be responsible for marketing the resultant product.

     During fiscal 1997, virtually all of the Company's revenues were derived from sales of TENPRINTER systems and related maintenance fees. Approximately 89% of customer accounts receivable at September 30, 1997, were from government agencies, of which 39% was from a single customer. For the last three fiscal years, sales to three customers in 1997 accounted for 43% of revenues, sales to two customers in 1996 accounted for 30%, and sales to two customers in 1995 accounted for 52%. Export sales were 5%, 15% and 21% of total sales, for the years ended September 30, 1997, 1996 and 1995, respectively.

     The Company's strategy is to continue to market TENPRINTER systems to law enforcement agencies, and also to expand the Company's product and services offerings, as well as its served markets. The law enforcement market for live-scan biometric products is well established. The Company believes that there is increasing interest from other governmental and commercial markets to use biometric identification technologies and products to improve security and to assure proper access. Digital Biometrics intends to aggressively pursue these emerging opportunities.

     The Company was incorporated in Minnesota in 1985 under the name C.F.A. Technologies, Inc., was reincorporated in Delaware in 1986 and changed its name to Digital Biometrics, Inc., in 1990. The Company's offices and facilities are located at 5600 Rowland Road, Minnetonka, Minnesota 55343, and its telephone number is (612) 932-0888.

BIOMETRIC TECHNOLOGIES

     Digital Biometrics Inc., develops, manufactures, markets and integrates products in the field of "biometrics," the science of identifying individuals by measuring distinguishing biological characteristics. This field consists of a variety of techniques at various stages of technical maturity and market acceptance. These techniques include fingerprinting, voice recognition, retinal and iris scanning, DNA analysis, facial and hand geometry, and handwriting analysis. A number of these techniques have been incorporated into a variety of computer-based hardware and software measurement technologies. The goal is that, when used with databases of characteristics, which previously have been positively linked to specific individuals, these products enable the positive identification of an individual whose identity is under scrutiny. The Company believes the quality and reliability of the various non-fingerprint techniques range widely.

     For over a century, fingerprints have been and remain the method of choice to positively identify individuals. Forensic scientists endeavor to match latent fingerprints lifted from crime scenes with the fingerprints of suspected perpetrators. Criminal courts throughout the world accept the testimony of fingerprint experts and countless convictions have been achieved on the basis of fingerprint evidence. The computerization of fingerprint identification methods has greatly increased the speed of criminal identification processes and has been widely accepted in the law enforcement community. As yet, none of the other biometric identification technologies has achieved the degree of acceptance of fingerprints in law enforcement or any other markets.

     Digital Biometrics currently offers products that employ "forensic-quality" fingerprint capture technologies. Forensic quality refers to the resolution and pixel gray-scale depth of the image. The Company's products have been employed by law enforcement organizations in a number of states and foreign countries since 1988.

LAW ENFORCEMENT AND REGULATORY AGENCY MARKETS

     Fingerprint identification was the first biometric technique to achieve widespread acceptance. Prior to the introduction of sophisticated computer-based fingerprint capture and matching technologies, manually taken fingerprints were manually cross-checked against collections of paper-and-ink fingerprint records to identify individuals and to positively associate them with crime scenes. In the United States, over 8,500,000 fingerprint cards are submitted every year to the Federal Bureau of Investigation (FBI), and thousands are collected by state and local law enforcement agencies. To manage these large quantities of data, computerized databases for fingerprint classification and identification were introduced in the 1970s. These systems, known as Automatic Fingerprint Identification Systems (generally referred to by the acronym "AFIS"), greatly improved the speed and efficiency of fingerprint searches. Current AFIS systems are capable of performing several thousand comparisons of fingerprints per second. These systems present a trained fingerprint examiner with a short list of candidate prints from which the examiner makes a final visual determination of whether two prints are identical.

     AFIS systems are provided by a number of vendors, including NEC Technologies, Morpho/SAGEM, Printrak, TRW and others. The Company does not provide AFIS systems.

     With the introduction of AFIS systems, it became apparent that, in practice, the quality of fingerprints taken using the traditional paper-and-ink method was often not adequate to meet the needs of this sophisticated technology. An unacceptably high percentage of conventionally inked fingerprints could not be read properly by AFIS systems because of poor image quality. In response to this problem, Digital Biometrics and its competitors introduced sophisticated computer-based imaging systems to capture and digitize fingerprints. This process yields a much higher level of so-called "minutia" points, which are the basis for the identification techniques used by AFIS systems.

     The Company's TENPRINTER system consistently generates high quality fingerprint data, which, at the user's option, may be transmitted over telephone lines to AFIS sites, other databases or the FBI, or may be printed out locally and/or at remote locations on any number of card formats. The TENPRINTER system also permits the booking officer to review the quality of the prints as they are being taken, enabling the officer to screen out bad prints without having to redo the entire fingerprint card, thus improving the productivity of the booking process.

PRODUCTS

THE TENPRINTER SYSTEM

     The Company's principal product, the TENPRINTER, is designed and marketed mainly as an input device to AFIS systems. Several large manufacturers produce and sell AFIS systems, which are computerized central fingerprint database systems capable of storing fingerprint information for an entire demographic unit such as a city, county, state or country. AFIS systems are designed to facilitate the work of a law enforcement agency's fingerprint technicians. An AFIS system is capable of electronically comparing a given set of fingerprints against all fingerprints in its database and producing a short list of potentially matching candidate prints. A fingerprint technician then visually compares the AFIS results with the fingerprints in question. Optimal use of an AFIS system depends in part on the clarity of the fingerprint images that are input to the AFIS. The TENPRINTER system consistently produces fingerprint images of higher clarity than those achieved by conventional "paper-and-ink" methods and is being marketed as a more accurate input to AFIS systems.

     The TENPRINTER system is a computer-based inkless live-scan system that electronically captures a fingerprint and creates a digital image. Fingerprints are captured by placing the fingers of a subject on a contact surface of an optical assembly. The optical image is converted into a digital image by an electronic photo-imaging detector. The digital image produced by the TENPRINTER system may be sent directly to the AFIS site by means of telecommunications or may be printed on a law enforcement agency's fingerprint card. In the gray-scale printing technology available with the TENPRINTER system, the printed fingerprint includes the nuances normally seen in a conventional "paper-and-ink" fingerprint.

     While prices of AFIS systems and live-scan systems vary widely depending on the configuration of the systems, AFIS systems cost from $500,000 to several million dollars, while live-scan systems are priced between approximately $30,000 and $80,000 per unit. The primary target market for the TENPRINTER is state and local law enforcement agencies that have purchased, are purchasing, or have access to AFIS systems. The assistance and support of the AFIS vendor is frequently important in the sale and installation of live-scan systems.

     Law enforcement agencies submit one copy of a fingerprint card to the FBI for every suspect charged with a felony. Over 8,500,000 such cards are submitted to the FBI each year. As a result, the FBI plays an important role in the fingerprint identification process in the United States. The FBI has put into place an extensive testing process for live-scan systems. When a live-scan system passes the testing process, the FBI will accept cards produced by that live-scan for submission to the FBI's Identification Division and for retention in the Division files. The Company's TENPRINTER system has received accreditation under the FBI Image Quality Standards ("IQS"). To the best of the Company's knowledge, competitors also have received or are in process of receiving such approval. Regulatory standards such as IQS continue to evolve and there can be no assurance that the Company will be able, without significant cost and expense, to comply with future requirements.

     The FBI has awarded contracts in connection with a multi-phase program of its well-publicized fingerprint automation and revitalization project which, when operational, will involve the paperless utilization of fingerprint data and, ultimately, the capability to eliminate fingerprint cards at the FBI level. The FBI has stated that 62,000 contributors currently submit fingerprint cards to the FBI. The Company believes that when the FBI's new system becomes operational, it may have a positive impact on demand for live-scan equipment.

ANCILLARY PRODUCTS

     The Company's TENPRINTER systems are normally configured in networked environments. Digitized TENPRINTER fingerprint records are frequently transmitted to multiple destinations, including central sites for printing and one or more criminal record databases, including AFIS systems. The Company has developed several ancillary products sold in conjunction with the TENPRINTER which facilitate central printing and remote transmission of digitized fingerprint images. Digital Biometrics also offers various software programs, which enhance the functionality of the TENPRINTER.

ASSEMBLY, INSTALLATION AND MAINTENANCE

     The Company's TENPRINTER systems are assembled from purchased components at its facility in Minnetonka, Minnesota. Other than prototypes, for which the development time may vary, the time required for product delivery averages approximately 60 days from the date a purchase order is received.

     TENPRINTER systems are installed by Company employees or contractors. Installation has frequently required implementation into customer network configurations, many of which are complex. The Company has historically provided these services at little or no additional charge to the customer. Management intends to negotiate future orders requiring customers to compensate the Company for such services, although there can be no assurance that this will be accepted.

     Digital Biometrics offers various levels of maintenance service for its equipment, which are delivered by Company employees or third party maintenance providers. These services have historically been provided in the aggregate, below the Company's fully loaded cost. Management intends to change maintenance pricing to achieve profitability, although there can be no assurance that this effort will be successful.

SALES AND DISTRIBUTION

     The Company sells TENPRINTER systems directly to end users through a direct sales force and through partnering relationships with AFIS suppliers, including NEC Technologies and Morpho/SAGEM. Relationships with AFIS vendors are an important means of distribution to many customers and, consequently, are key to the Company. Furthermore, live-scan products must deliver output to AFIS systems, thereby requiring a technical relationship between the Digital Biometrics and AFIS suppliers to assure proper integration of TENPRINTER installations with the requirements of AFIS systems. See the section on "Competition" which follows.

OTHER PRODUCTS FOR LAW ENFORCEMENT

     The SQUID(TM) system is a lightweight, portable, hand-held unit designed for use in the police patrol car. The SQUID system captures "on-the-spot" fingerprints which can then be relayed from the patrol car to a communications center where identification can take place. This product will permit patrol officers to obtain positive identification without transporting suspects to the police station. The SQUID system is being designed and manufactured to specifications of the FBI NCIC 2000 project which is currently planned to be operational in 1999. The SQUID system is currently being marketed on a limited basis.

     The Company has offered software development services and internally-developed mugshot products to a limited number of customers.

COMPETITION

     The market for live-scan systems is competitive. Live-scan products are offered by several companies including Identix and Printrak. NEC Technologies is both a strategic partner and, in certain circumstances, a competitor. The Company competes in the live-scan market primarily on the basis of image quality, features, performance, service and support, and price.

     Continued growth in demand for live-scan fingerprint systems may attract additional competition. The vendors of AFIS systems are logical participants in the live-scan market, as evidenced by the entry of Printrak into the live-scan market and the marketing by NEC Technologies of a live-scan product, the LS-21, which includes features and components currently sourced from Identix. Other AFIS vendors and other potential additional competitors could enter the law enforcement market, and may have financial and other resources significantly greater than those of the Company.

     Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements."

SUPPLIERS

     Digital Biometrics buys substantially all components of the TENPRINTER system from outside suppliers for assembly and testing by the Company. Some of these components are designed by the Company and/or are custom manufactured to its specifications. The Company may specify parts used in such components. The Company inspects and tests incoming parts and components, and conducts test and burn-in procedures on assembled finished products. Certain components used in manufacturing of TENPRINTER systems are currently supplied by a single vendor to obtain volume economies. Secondary sources are available but would take several months to bring into production. Delays in product deliveries to customers could occur until the secondary sources are secured.

     The Company provides field maintenance services directly and through subcontract arrangements with third parties.

COMMERCIAL MARKETS

SINGLE FINGERPRINT CAPTURE DEVICES

     Digital Biometrics has leveraged its expertise in forensic-quality fingerprint capture technology to create two forensic-quality single fingerprint capture devices, the FC-21(TM) and FC-22 (TM). The FC series single fingerprint capture units have been marketed on a limited basis and are priced approximately from $1,250 to $2,500 per unit.

     Demand for single fingerprint capture devices for commercial applications appears to be growing. The Company is evaluating a more aggressive marketing effort of its FC products in commercial markets.

SYSTEMS INTEGRATION

     In December 1997, the Company formed the Integrated Identification Solutions Division ("IIS") to provide systems integration services to commercial clients. The business objective of this division is to address what the Company believes is growing interest in the integration of biometric identification techniques into commercial applications which require a higher level of security than is currently available through traditional techniques such as personal identification numbers (PINs) and passwords. It is anticipated that this division may also provide integration services to governmental customers including law enforcement organizations.

GAMING

     The Company believes that it has a strong basis for competition in the systems integration business due to its focus on biometric identification. However, the systems integration business is competitive and includes many firms with substantially greater resources then the Company.

     Digital Biometrics has developed a prototype blackjack table wagering data capture system called TRAK-21. The TRAK-21 system was developed to enable casinos to track the wagering activity of its blackjack patrons. The Company has derived no revenues to-date from this system. In November 1997, the Company announced an agreement in principle with Grand Casinos, Inc., to form a joint venture for the commercialization of this system. It is anticipated that if the system is successfully productized that the joint ventures company will market the system to the gaming industry.

     There are a variety of companies providing blackjack player tracking information and capabilities to the gaming industry, the most prominent of which is Mikohn Gaming Corporation. The TRAK-21 Player Tracking System uses high-level image processing for automatically calculating wagers, which differentiates TRAK-21 from other systems (including Mikohn's) which use table and chip sensors to track player wagering.

     Components necessary for the manufacture of TRAK-21 systems are anticipated to be primarily standard parts available from a variety of suppliers.

PROPRIETARY TECHNOLOGY

     The Company owns federally registered trademarks for the mark TENPRINTER, the Company's mechanical hand logo, and SQUID. The Company has applied for trademark registration for TRAK-21.

     Digital Biometrics owns several U. S. patents and has U. S. patent applications pending which cover technology currently employed in its products. The Company has also filed for patent protection in several foreign countries. Although additional features of the Company's products may be patentable, the Company has chosen to preserve these features as trade secrets rather than applying for patent protection. The Company has obtained signed confidentiality agreements from all employees and from independent consultants who have access to confidential information.

     The Company is in the appeals process regarding a claim of patent infringement against a competitor. See "Item 3. Legal Proceedings."

ENGINEERING AND DEVELOPMENT

     The Company incurred engineering and development expenses for new product development and enhancements to existing products. For the fiscal years ended September 30, 1997, 1996 and 1995 the company's engineering and development expenses, excluding depreciation and amortization, were $2,526,000, $4,570,000, and $2,855,000, respectively. The Company's engineering and development expenses for fiscal years 1996 and 1995 are net of reimbursement of $87,700 and $772,500, respectively, from a company with which there was a teaming agreement for an international development project.

BACKLOG

     At September 30, 1997, the Company's firm backlog of orders for TENPRINTER systems and related products was approximately $2,282,000, as compared to a backlog of approximately $3,773,000 at September 30, 1996.

EMPLOYEES

     At November 30, 1997, the Company employed 81 persons on a full-time basis, none of whom is represented by a union. Of these persons, six have general management responsibilities and the remainders perform sales, marketing, engineering, customer service, assembly, or administrative functions. From time to time to meet critical demands, the Company has utilized additional individuals to perform services for the Company on a part-time or a consulting basis. Personnel will be hired in the future as the Company deems necessary. The Company believes that its employee relations are good.

     All employees of the Company have executed agreements which provide for the confidentiality of Company proprietary information and the ownership by the Company of inventions developed using Company resources.

ITEM 2.  PROPERTIES

     The Company does not own any real properties. The Company's primary offices and facilities are located in approximately 31,000 square feet of space in an industrial park at 5600 Rowland Road, Minnetonka, Minnesota. The space is occupied under a lease expiring on April 30, 2001, and is believed to be adequate for the Company's current business needs.

     A field service and sales office is located in Los Angeles, California, in approximately 3,400 square feet of space in an industrial office park. This space is occupied under a lease expiring December 1997. This lease is a year-to-year arrangement, and is currently under negotiation for renewal.

ITEM 3.  LEGAL PROCEEDINGS

     On June 1, 1995, the Company filed a complaint for patent infringement against Identix, Inc., of Sunnyvale, California, in the U.S. District Court for the Northern District of California. The complaint alleges that Identix has willfully and deliberately infringed a Company patent through the manufacture, use and/or sale of competing products. The alleged infringement pertains to how rolled fingerprint images are obtained optically and how they are mathematically represented in storage. The Identix TP-600 and TP-900 devices are both alleged to infringe on the DBI patent. This technology is a fundamental aspect of the fingerprint capture task in forensic quality live-scan. The complaint seeks, among other things, an injunction prohibiting further infringement as well as unspecified monetary damages. Identix responded to the complaint alleging, among other purported defenses, non-infringement and patent invalidity.

     On August 27, 1996, the judge assigned to the case granted a partial summary judgment in favor of Identix dismissing the Company's claims of patent infringement with respect to the Identix Touchprint 600 product line. A predecessor product, the Touchprint 900, received a similar ruling in favor of Identix on December 20, 1996. In January 1997, the Company filed an appeal of the court's decision of non-infringement. These appeals are decided by the Federal Circuit which is a Court of Appeals in Washington D.C. On October 8, 1997, the appeal was argued before the Court. As of December 11, 1997, no appellate decision has been issued. A prediction of the final outcome of the appeal is not possible. In the event the Company does not prevail in this litigation, its competitive position could be adversely affected.

     Except for the foregoing, there are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders during the three months ended September 30, 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     MARKET INFORMATION. The Company's Common Stock is traded on The NASDAQ National Market under the symbol "DBII." The following closing price information is provided for quarterly periods for the past two fiscal years.

             Fiscal Year ended September 30, 1997              High       Low
                                                               ----       ---
                  First Quarter                               $3.88      $2.13
                  Second Quarter                               2.94       1.81
                  Third Quarter                                2.81       1.50
                  Fourth Quarter                               2.69       1.56

             Fiscal Year ended September 30, 1996             High        Low
                                                              ----        ---
                  First Quarter                              $ 8.25     $ 5.25
                  Second Quarter                               5.88       2.63
                  Third Quarter                                8.75       3.13
                  Fourth Quarter                               6.63       3.00

     As of November 30, 1997, the Company had approximately 7,200 record holders of its Common Stock. The closing price of its Common Stock on November 30, 1997, as reported by the NASDAQ National Market System was $2.094.

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

     TRANSFER AGENT. The Transfer Agent and Registrar for the Company's Common Stock is Norwest Bank, Minneapolis, Minnesota.

SALES OF UNREGISTERED SECURITIES.

         (a) Sales of Debentures and Warrants. On December 1, 1997, the Company sold (i) $500,000 principal amount of 8% Convertible Subordinated Debentures, (the "Debentures"), due December 1, 2000; and (ii) a Warrant dated December 1, 1997, (the "KA Warrant") for the purchase of 15,000 shares of the Company's Common Stock. The Debenture and KA Warrant were issued to KA Investments LDC, an accredited investor, in a private placement transaction, in reliance upon
Section 4(2) under the Securities Act of 1933, as amended (the "Act"). No public offering or general solicitation of investors was involved in connection with the transaction. In connection with the transaction, the Company employed the services of Miller, Johnson & Kuehn, Incorporated ("MJK"), an investment banking firm, as placement agent, and paid MJK commissions of $40,000, and issued to MJK a warrant for the purchase of 125,000 shares of the Company's Common Stock (The "MJK Warrant"). The issuance of the MJK Warrant was made in reliance upon the exemption from registration provided in Section 4(2) of the Act. No public offering of the MJK Warrant was involved. The Debentures are convertible into Common Stock of the Company at the lesser of $1.96 per share ("Initial Conversion Price") and .80 multiplied by the average price of the Company's Common Stock for the five trading days immediately preceding the conversion date. The KA Warrants are exercisable at $2.50 per share. The MJK Warrant is exercisable at $2.00 per share. The Company has entered into a Convertible Subordinated Debenture Purchase Agreement pursuant to which up to an aggregate of $2,500,000 of the Debentures may be purchased in separate tranches, of which the Debentures were tranch 1. The Company has agreed to register for resale under the Act the shares of Common Stock issuable upon conversion of the Debentures and the KA Warrants. The Company has granted incidental registration rights under the Act to MJK pursuant to the terms of the MJK Warrant.

         (b) Issuance of Warrants for Services. In consideration of services rendered or to be rendered, the Company issued warrants to purchase its Common Stock to the following persons or companies:

                                             RELATIONSHIP         NUMBERS OF       EXERCISE
                      NAME                    TO COMPANY            SHARES           PRICE         DATE OF ISSUANCE
           ---------------------------    -------------------    -------------     -----------    ------------------
           Andcor Companies, Inc.         Consultant                   20,000         $2.3125     January 27, 1997
           C. McKenzie Lewis III          Director                      8,000           2.125       March 18, 1997
           Dennis Wendell                 Consultant                  150,000           1.875     October 23, 1997
           Jeffrey Whalen                 Consultant                   50,000           1.875     October 23, 1997
           Joseph VanLoy                  Consultant                   50,000           1.875     October 23, 1997

         All of the foregoing warrants were issued directly by the Company in reliance of Section 4(2) of the Act. The warrants issued to Andcor Companies, Inc., expire on January 27, 2000, the warrant issued to Mr. Lewis expires on March 18, 2000, and the warrants issued to Messrs. Wendell, Whalen and VanLoy expire on August 17, 2002.

         (c) Shares Issued to Non-Employee Directors. Effective September 30, 1997, the Company issued 3,000 shares of its Common Stock directly to each of its outside directors, C. McKenzie Lewis III, George Latimer, Steven M. Slavin and Jack A. Klingert. The issuance aggregating 12,000 shares was made in reliance upon the exemption provided in Section 4(2) of the Act, in recognition of services provided by the outside directors, who serve without monetary compensation. The Common Stock was issued to the outside directors in October 1997.

         (d) Restrictions. The foregoing securities are restricted as to sale or transfer, unless registered under the Act, and contain on certificates issued or to be issued upon exercise, restrictive legends preventing sale, transfer or other disposition unless registered under the Act. In addition, each of the recipients of the warrants received or had access to material information concerning the Company, including, but not limited to, the Company's reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of the Company as of and for each of the years in the five-year period ended September 30, 1997, has been derived from financial statements audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                         YEAR ENDED SEPTEMBER 30,
                                            -----------------------------------------------------------------------------
                                                 1997             1996            1995            1994            1993
                                                 ----             ----            ----            ----            ----
STATEMENT OF OPERATIONS DATA:

Revenues                                    $ 11,419,358     $  8,327,272     $ 9,098,014     $ 8,005,390     $ 4,603,821
Cost of revenues                               8,811,271        6,181,481       5,273,412       4,997,103       2,631,860
Cost of revenues - non-recurring charges       1,529,118             --              --              --              --
                                            -----------------------------------------------------------------------------
   Gross margin                                1,078,969        2,145,791       3,824,602       3,008,287       1,971,961
                                            -----------------------------------------------------------------------------

Expenses:
   Sales and marketing                         2,057,099        3,369,441       2,394,916       1,786,075       1,157,439
   Engineering and development                 2,526,346        4,569,751       2,854,592       3,618,385       2,022,521
   Depreciation and amortization                 319,536        1,049,584         529,687         480,981         143,310
   General and administrative                  2,043,954        2,753,444       1,700,017       1,296,864         972,644
   Non-recurring charges                         330,319             --              --              --              --
                                            -----------------------------------------------------------------------------
     Total expenses                            7,277,254       11,742,220       7,479,212       7,182,305       4,295,914
                                            -----------------------------------------------------------------------------

Loss from operations                          (6,198,285)      (9,596,429)     (3,654,610)     (4,174,018)     (2,323,953)
Other income (expense)                           (77,109)      (2,090,474)        330,055         376,703         259,410
                                            -----------------------------------------------------------------------------

Net loss                                    $ (6,275,394)    $(11,686,903)    $(3,324,555)    $(3,797,315)    $(2,064,543)
                                            =============================================================================

Net loss per common share                   $      (0.53)    $      (1.24)    $     (0.43)    $     (0.49)    $     (0.32)
                                            =============================================================================

Weighted average common shares                11,766,220        9,451,015       7,814,144       7,696,551       6,440,341
                                            =============================================================================


                                                                       AS OF SEPTEMBER 30,
                                            -----------------------------------------------------------------------------
                                                1997              1996            1995            1994            1993
                                                ----              ----            ----            ----            ----
BALANCE SHEET DATA:

Cash and cash equivalents                   $ 1,891,397      $   466,990      $   367,866     $   592,971     $ 4,485,606
Accounts receivable, net                      5,161,356        5,676,849        4,494,301       4,575,807       1,756,128
Inventory                                     2,294,593        3,633,659        1,875,682       2,539,479       1,660,885
Working capital                               6,131,758        5,506,587       13,493,690      11,864,794      14,048,363
Total assets                                 10,699,238       17,309,371       25,451,666      15,846,448      18,398,215
Long-term obligations                              --          2,374,739        8,863,578            --              --
Total liabilities                             3,533,990        6,853,999       12,362,412       2,077,368       1,495,057
Stockholders' equity                          7,165,248       10,455,372       13,089,254      13,769,080      16,903,158


The Company has paid no cash dividends on its Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

GENERAL

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management and are made in reliance upon the safe harbor provisions of the Securities Litigation Reform Act of 1995. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Reference is made to "Cautionary Statements" below.

     The Company is a developer, assembler, marketer and integrator of computer-based products and services for the identification of individuals. Most of the Company's sales have been to state and local law enforcement agencies and, to-date, have consisted primarily of TENPRINTER systems and related peripheral equipment, software and services.

     The law enforcement market and the government procurement process is subject to budgetary, economic and political considerations which may vary significantly from state to state and among different agencies. These market characteristics, along with the recent and continuing development of and competition within the live-scan electronic fingerprint industry, have resulted in and are expected to continue to result in an irregular revenue cycle for the Company; any prediction of future trends is inherently difficult.

     The Company generally recognizes product sales on the date of shipment, although recognition at some later milestone is not uncommon based on the terms of specific customer contracts. The Company's standard terms of sale are payment due net in thirty days, f.o.b. Digital Biometrics, Inc. Terms of sale and shipment for certain procurements by municipal or other government agencies may, however, be subject to negotiation which consequently may affect the Company's timing and criteria for revenue recognition. Revenue under contracts where a performance bond, collateral or customer acceptance is required is not recognized until collateral requirements have been satisfied and customer acceptance has occurred. In cases where the Company is required to purchase a performance bond or to deposit collateral in accordance with the terms of a contract, the Company's policy is to defer revenues under such contracts until the amount shipped exceeds the amount of the performance collateral or until the security is released by the bonding company.

     Maintenance revenues are recognized over the life of the contract on a straight-line basis.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO 1996

     Total revenues in 1997 increased by 37% to $11,419,000 from $8,327,000 in 1996, due primarily to an increase in the number of TENPRINTER systems sold, partially offset by volume and trade-in discounts. The increase in identification systems product revenues from $6,821,000 in 1996 to $9,712,000 in 1997 resulted from an increase in sales of TENPRINTER systems, partially offset by volume and trade-in discounts. Product maintenance and service revenues increased from $1,506,000 in 1996 to $1,707,000 in 1997, due primarily to a larger installed base of TENPRINTER systems. Sales to three customers in 1997 accounted for 17%, 14% and 12% of total revenues. Sales to two customers in 1996 accounted for 18% and 12% of total revenues.

     Gross margins for 1997 and 1996 were 9% and 26% of revenues, respectively. Gross margin for 1997 includes non-recurring charges of $1,529,000 ($0.13 per share) recognized during the third quarter comprised of $838,000 of inventory adjustments substantially due to technical obsolescence, $524,000 of warranty reserve funding for warranty items mainly associated with the introduction and rollout of the S-Series, $132,000 for estimated committed losses on maintenance contracts, and $35,000 for the write-off of tooling. Gross margin for 1996 includes a write-off of $350,000 for excess field service spare parts related to previous generations of TENPRINTER products.

     Gross margins on identification system product revenues were 19% in 1997 compared to 44% in 1996 (including the impact of the relevant 1997 non-recurring charges). This decrease is due primarily to the impact of 1997 non-recurring charges, volume discounts offered to certain customers, and higher installation and warranty costs on S-Series TENPRINTER systems.

     Product maintenance and support margins for 1997 (including the impact of relevant 1997 non-recurring changes) and 1996 were (47%) and (57%) of maintenance and support revenues, respectively. Product maintenance costs for 1996 include a write-off of $350,000 for excess field service spare parts related to previous generations of TENPRINTER products.

     Sales and marketing expenses decreased to 18% of total revenues in 1997 from 40% in 1996, due primarily to higher revenues, reduced demonstration equipment expense, reduced charges for the allowance for doubtful accounts and, to a lesser extent, a reduction in personnel and related expenses during fiscal 1997. Sales and marketing expenses in 1996 include a write-off of $282,000 related to previous generation TENPRINTER system demonstration equipment and a charge of $540,000 related to an increase for the allowance for doubtful accounts.

     Engineering and development expenses decreased to 22% of total revenues in 1997 from 55% in 1996 largely due to increased revenues and lower S-Series and TRAK-21 development expenses. Engineering and development expenses during 1996 include charges of $374,000 related to adjustments of unreimbursed manufacturing setup costs of an international development project, and are net of reimbursements for international development costs of $88,000.

     Depreciation and amortization costs for 1996 include a write-off of $549,000 for unamortized software of information systems products no longer actively marketed.

     General and administrative expenses in 1997 decreased to 18% of total revenues from 33% in 1996 primarily due to higher revenues, reduced legal costs of a patent infringement suit brought by the Company against a competitor and a 1996 charge of $380,000 related to CEO transition costs.

     Operating expenses during fiscal 1997 include non-recurring and non-cash charges of $330,000 recognized during the third quarter for the write-off of assets with no future value and, to a lesser extent, equipment disposals.

     Interest income decreased to $230,000 in fiscal 1997 from $586,000 in fiscal 1996, primarily as a result of lower balances of marketable securities. Interest expense decreased to $300,000 in fiscal 1997 from $2,676,000 in fiscal 1996, primarily due to a non-cash charge of $1,924,000 during fiscal 1996 for the intrinsic value of the beneficial conversion feature of the 1995 Convertible Debentures, and to a lesser extent, conversions of the 1995 Convertible Debentures.

FISCAL 1996 COMPARED TO 1995

     Fiscal 1996 operating results include a fourth quarter charge of $2,474,000 ($0.26 per share) related to a review of strategies and refocusing of the business conducted by prior management. This charge includes severance expenses, write-off of excess and obsolete inventory and demonstration equipment resulting from the introduction of the Company's new S-Series TENPRINTER, an increase in the allowance for doubtful accounts, unreimbursed international development costs and the write-off of unamortized technology rights as a result of the Company's decision in the fourth quarter to no longer pursue the technology acquired in the Design Data acquisition in 1994.

     Total revenues in 1996 decreased to $8,327,000 from $9,098,000 in 1995, due primarily to the inclusion in 1995 revenues of $1,800,000 in fees related to an international development project. The increase in identification system product revenues from $6,069,000 in 1995 to $6,821,000 in 1996 resulted from an increase in sales of TENPRINTER systems partially offset by lower 1996 average selling prices. Product maintenance and service revenues increased from $1,229,000 in 1995 to $1,506,000 in 1996, due primarily to a larger installed base of TENPRINTER systems. Sales to two customers in 1996 accounted for 18% and 12% of total sales. Sales to two customers in 1995 accounted for 29% and 23% of total revenues.

     Gross margins for 1996 and 1995 were 26% and 42% of revenues, respectively. Gross margin for 1996 includes a fourth-quarter write-off of $350,000 for excess field service spare parts related to previous generations of TENPRINTER products.

     Gross margins on identification system product revenues were 44% in 1996 compared with 50% in 1995. This decrease is due primarily to costs related to a six-month delay in the introduction of the S-Series TENPRINTER system. During this six-month period there were only nominal TENPRINTER system deliveries. The fourth quarter in particular was impacted with high initial costs of product introduction, including training and installation of field service providers.

     Product maintenance and support margins for 1996 and 1995 were (57%) and (34%) of maintenance and support revenues, respectively. The increased costs of product maintenance and support are due primarily to the building of base field service operations. Product maintenance costs for 1996 also include a fourth-quarter write-off of $350,000 for excess field service spare parts related to previous generations of TENPRINTER products.

     Sales and marketing expenses increased to 40% of total revenues in 1996 from 26% in 1995 due primarily to increased international marketing efforts, S-Series promotional expenses, a fourth-quarter write-off of $282,000 related to previous generation TENPRINTER system demonstration equipment and a fourth-quarter charge of $540,000 related to an increase in the allowance for doubtful accounts.

     Engineering and development expenses increased to 55% of total revenues in 1996 from 31% in 1995. Engineering and development expenses during 1996 include fourth-quarter charges of $374,000 related to adjustments of unreimbursed manufacturing setup costs of an international development project. After adjustment, engineering and development expenses for 1996 and 1995 are net of reimbursements for international development costs of $87,700 and $772,500, respectively.

     Depreciation and amortization costs include a fourth-quarter write-off of $549,000 for unamortized software of information systems products no longer actively marketed. General and administrative expenses in 1996 increased to 33% of total sales from 19% in 1995, due primarily to $757,000 of legal costs associated with a patent infringement suit brought by the Company against a competitor and a fourth-quarter charge of $380,000 related to CEO transition costs.

     Interest income increased to $586,000 in fiscal 1996 from $378,000 in fiscal 1995, primarily as a result of increased levels of marketable securities. Interest expense increased to $2,676,000 in fiscal 1996 from $48,000 in fiscal 1995, due to interest expense on the 1995 Convertible Debentures and a non-cash charge of $1,924,000 for the intrinsic value of the beneficial conversion feature of the 1995 Convertible Debentures.

INFLATION

     The Company does not believe inflation has significantly impacted revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

     At September 30, 1997, the Company has carryforwards of net operating losses of approximately $30,700,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount, approximately $2,200,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital. The carryforwards expire annually beginning in 1999. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the long-term federal tax exempt rate. A total of $3,700,000 of the net operating loss carryforwards at September 30, 1997, is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $27,000,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     For the period from the Company's inception in 1985 through September 30, 1997, the Company's cumulative deficit was $35,323,000. Losses are expected to continue until revenues and gross margin from sales of the Company's current and future products and services are sufficient to cover the level of operating expenses required for the Company's operations.

     The Company's business has included large contract awards from international, state and local law enforcement agencies and it is expected that this will continue. Collection of receivables related to billings of these contract amounts is often protracted.

     The Company entered into a receivables financing line of credit effective October 1, 1996, for the lesser of eligible receivables or $3,500,000 with Norwest Business Credit. Borrowings under this line of credit are secured by all assets of the Company. The line bears interest at 1.5% above the prime rate (8.5% at September 30, 1997), is payable upon demand and expires in January 1998. The Company elected to use the proceeds from the sale of marketable securities to pay off all borrowings under this line of credit at September 30, 1997. For the period from September 30, 1997, through January 31, 1998, the minimum interest shall be $10,000 per the terms of the agreement. The Company anticipates renewal of the line upon expiration.

     The Company had a $4,000,000 line of credit with Norwest Bank Minnesota N.A. Borrowings under this line of credit were secured by marketable securities and were limited to 80% of the market value of marketable securities held as collateral by the bank. The Company elected to use the proceeds from the sale of marketable securities during fiscal 1997 to pay off all borrowings under the line at September 30, 1997 and terminate the line.

     The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate and are payable upon demand and expire in March 1998. There were no borrowings under the line at September 30, 1997.

ISSUANCE OF 8% CONVERTIBLE SUBORDINATED DEBENTURES AND WARRANTS SUBSEQUENT TO FISCAL YEAR END

     To provide additional working capital, on December 1, 1997, the Company entered into a convertible subordinated debenture purchase agreement ("Purchase Agreement") with a private investor, providing for the Company's issuance and sale of up to an aggregate of $2,500,000 of 8% Convertible Debentures (the "Debentures") in tranches of $500,000 each. The first tranche was sold on December 1, 1997. Additional tranches may be issued upon request of the Company within 90 days of each previous tranche, if the Company meets conditions to issuance including, but not limited to, conditions requiring the Company to have effective and maintain a registration statement with the Securities and Exchange Commission covering shares issuable upon conversion of the Debentures, and a requirement that the Company's market capitalization be at least $12 million. The initial tranche sold in the amount of $500,000 on December 1, 1997 is convertible in whole or in part at the option of the holder, with accrued interest, into Common Stock, at a conversion price equal to the lesser of the average closing price of the five consecutive trading days preceding the transaction ($1.96 per share) or 80% of the average closing price of the five consecutive trading days preceding the conversion date. Future tranches may be convertible on a similar basis but the conversion prices will be related to the lesser of the market price on the issue date and the market price on the conversion date. The Company has the right, exercisable at any time upon two trading days notice to the purchaser of the debentures given at any time the Company receives a conversion notice and the conversion price in effect in connection with such conversion notice is less than $1.25, to repay, all or any portion of the outstanding principal amount of the debentures which have been tendered for conversion, at a price equal to the sum of 120% of the aggregate principal amount of debentures to be repaid. In connection with the Purchase Agreement, the Company has agreed to issue to the purchaser of the debentures, upon the sale of each tranche warrants to purchase 15,000 of Common Stock exercisable at $2.50 per share up to a maximum of 75,000 shares. Also, in connection with the transaction, the Company paid $40,000 of fees to an investment-banking firm and issued a warrant to purchase 125,000 shares of Common Stock at an exercise price of $2.00 per share. The estimated value of this warrant is $87,500 which is a debt issuance cost to be written off to interest expense over the term of the Debentures. The Purchase Agreement includes a beneficial conversion feature. The intrinsic value of the beneficial conversion feature of each tranche will be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the vesting period of the conversion feature. The intrinsic value of the conversion feature of the first tranche is $125,000. Net proceeds to the Company will be used for working capital, the development of new business opportunities, and other general corporate purposes.

ANALYSIS OF CASH FLOWS FROM OPERATIONS

     Net cash used in operating activities was $2,652,000 and $9,374,000 for the years ended September 30, 1997 and 1996, respectively. The decrease in cash used in operating activities was primarily a result of the decreased net loss in fiscal 1997 adjusted for changes in operating assets and liabilities. Cash flows from changes in operating assets and liabilities changed from cash used of $3,016,000 in fiscal 1996 to $2,389,000 of cash provided in fiscal 1997. This $5,405,000 change in cash flow from operating assets and liabilities resulted primarily from improved accounts receivable and inventory balances.

     Net cash provided by investing activities was $5,289,000 for the year ended September 30, 1997, as compared with $757,000 of net cash used in investing activities for the year ended September 30, 1996. The change was primarily due to proceeds from paydowns and sales of marketable securities, and to a lesser extent, reduced capital expenditures in fiscal 1997. Capital expenditures in 1996 were primarily for engineering and manufacturing test fixtures. The Company's business does not require significant amounts of cash for capital expenditures because substantial amounts of the manufacturing and assembly processes utilized in the production of current products are performed by outside vendors, as directed by the Company. Specifically, the Company purchases electronics modules and standard mechanical assemblies from manufacturers of such goods. In addition, sheet metal components, optical components and specialized electronics modules are designed by the Company and manufactured to the Company's proprietary specifications by outside sources.

     Net cash used in financing activities was $1,213,000 for the year ended September 30, 1997, as compared to net cash provided by financing activities of $10,230,000 in 1996. Borrowings under lines of credit were $1,255,000 at September 30, 1996. On September 29, 1995, the Company completed a private placement to offshore accredited investors of $10,900,000 of 8% Convertible Debentures due September 29, 1998 (the "1995 Debentures"), all of which were converted to 4,237,748 shares of Common Stock as of September 30, 1997. The average conversion price was $2.70 per share. Net proceeds to the Company during fiscal 1996 after placement fees but before legal and other expenses were $10,109,750. Interest accrued on the 1995 Debentures was also payable in Common Stock at the time of conversion at the conversion price as described above. In addition to the cash placement fee, a warrant to purchase 112,893 shares of the Company's Common Stock at $8.40 per share was granted to the placement agent for this offering. The warrant was valued at $112,893, which is reflected as a discount on the 1995 Debentures and was amortized as interest expense over the term of the 1995 Debentures. The intrinsic value of the beneficial conversion feature of $1,923,529 was allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the vesting period of the conversion feature. Net proceeds to the Company were used for working capital, product development and other corporate purposes.

     At September 30, 1997, the Company had $1,891,000 in cash and cash equivalents and $155,000 in marketable securities, which are classified as available for sale. The unrealized loss on marketable securities was $135,000, at September 30, 1996 and immaterial at September 30, 1997. These marketable securities were collateral for borrowings under a line of credit. Virtually all of the marketable securities were sold during fiscal 1997 with the proceeds used to pay off all borrowings under the Norwest lines of credit. There were no borrowings under lines of credit at September 30, 1997.

CAUTIONARY STATEMENTS

     Information or statements provided by the Company from time to time, including statements contained in this Form 10-K, may contain certain "forward-looking information" including comments regarding anticipated future operations, market opportunities, operating results and financial performance of the Company. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for such forward-looking information.

     The Company cautions readers that any forward-looking information provided by the Company is not a guarantee of future performance. Any such forward-looking information is subject to risks and uncertainties that may cause actual results to differ materially from those anticipated. Furthermore, the Company assumes no obligation to update such forward-looking information.

GENERAL

     Among the most significant of these risks and uncertainties is the ability of the Company to:

          *    Achieve operating profitability;
          *    Develop and introduce new products and services;
          *    Build profitable revenue streams around these new offerings;
          * Maintain the loyalty and continued purchasing of the Company's products by existing customers;
          * Collect outstanding accounts receivable and manage the concentration of credit and payment timing risks particularly regarding large customers;
          * Create and maintain satisfactory distribution and operations relationships with AFIS vendors;
          *    Attract and retain key employees;
          *    Secure the timely and cost-effective availability of components.

INCREASED COMPETITION

     In addition, markets for the Company's products and services are characterized by significant and increasing competition. The Company's financial results may be adversely affected by the actions of existing and future competitors, including the development of new technologies, the introduction of new products, and price reductions by such competitors to gain or retain market share.

WORKING CAPITAL AND LIQUIDITY

     Due primarily to continuing operating losses, the Company has not yet achieved positive cash flow. The Company has been and continues to be reliant on the availability of outside capital to sustain its operations. Management believes that cash and cash equivalents, accounts receivable and working capital provided from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements, including the investment required to capitalize on new business opportunities. Risks related to the Company's ability to maintain adequate working capital and liquidity include the continued availability of bank credit after the expiration of the Company's current accounts receivable line of credit in January 1998; the availability of future tranches of capital under the terms of the 1997 Convertible Subordinated Debenture Purchase Agreement (see note 14 to the Financial Statements below); and payment by customers of accounts receivable at such times and in such amounts as to enable the Company to meet its payment obligations. Furthermore, there can be no assurance that further financing may not be required, or, if further financing is required, that it will be available on terms that are acceptable or favorable to the Company.

LAW ENFORCEMENT MARKET CHARACTERISTICS RESULT IN IRREGULAR REVENUE CYCLES

     The Company's performance in any one reporting period is not necessarily indicative of sales trends or future performance. Law enforcement agencies are subject to political and budgetary constraints and the nature of the law enforcement market and government procurement processes are expected to continue to result in irregular and unpredictable revenue cycles for the Company. In many instances, customer procurements are dependent on the continued availability of state or federal government grants and general tax funding.

LOCAL GOVERNMENTAL CREDIT CONSIDERATIONS

     The Company extends substantial credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 89%, and 70%, respectively, of customer accounts receivable at September 30, 1997 and 1996 were from government agencies, of which 39% and 40%, respectively, were from a single customer. For the years ended September 30, 1997, 1996 and 1995, sales to three customers in 1997 accounted for 43%, two customers in 1996 accounted for 30%, and two customers in 1995 accounted for 52%, respectively, of annual sales. Sales to sizeable customers requiring large and sophisticated networks of TENPRINTER systems and peripheral equipment often include technical requirements which may not be fully known at the time requirements are specified by the customer. In addition, contracts may specify performance criteria, which must be satisfied before the customer accepts the products and services. Collection of accounts receivable may be dependent on completion of customer requirements, which may be unpredictable and not fully understood at the time of acceptance of the order by the Company, and may involve investment of additional Company resources. These investments of additional resources are accrued when amounts can be estimated but may be uncompensated and negatively impact profit margins and the Company's liquidity.

NEED TO UPGRADE PRODUCTS AND DEVELOP NEW TECHNOLOGIES

     Continued participation by the Company in the law enforcement market for live-scan systems requires the investment of Company resources in continuous upgrading of the Company's products and technology sufficient for the Company to compete and to meet regulatory and statutory standards. There can be no assurance that such resources will be available to the Company or that the pace of product and technology development established by management will be appropriate to the competitive requirements of the marketplace.

GAMING MARKET RISKS

     The Company has recently announced an agreement in principle with Grand Casinos, Inc., to form a joint venture for the completion of productization and subsequent marketing of the resultant product(s) based on the Company's TRAK-21 technology. The terms and conditions of the joint venture have not been fully negotiated as of the date of this Form 10-K. There can be no assurance that a definitive agreement satisfactory to both parties will be reached. In the event that a joint venture is formed, it is susceptible to the normal business risks customary to a start-up operation. In particular, although prototype models of TRAK-21 have been successfully demonstrated, there can be no assurance that this technology will operate as required in live casino environments or that products based on TRAK-21 technology will be accepted by customers. In addition, it has not been determined whether or not the TRAK-21 system will be able to compete, on the basis of price and performance, with player tracking systems of competitors whose systems have been marketed for longer periods of time. There can be no assurance, therefore, that the joint venture, if implemented, will be profitable to the Company.

SYSTEMS INTEGRATION AND NEW PRODUCT OPPORTUNITIES

     The Company has recently established a systems integration division designated as the Integrated Identification Solutions Division or "IIS". This is a start-up operation with the normal risks, attendant to the establishment of a new business. The ability of this new enterprise to ultimately generate revenues and profits is as yet undetermined. The Company believes it must invest significant resources to attract key employees, build a technical infrastructure and market the capabilities of the division to prospective customers prior to attracting any significant base of customers. It cannot be known whether sufficient profits will ultimately be generated to provide a return on this investment. While the Company believes that it has identified areas of market opportunity not well served by current participants, competition can be expected to increase, and such potential competitors may have greater resources available than the Company.

     There can be no assurance that the Company will be able to attract and retain qualified systems integration personnel necessary for the success of the IIS Division, which depends significantly upon the efforts and performance of its personnel.

     The Company is currently evaluating the investment of resources in product development and marketing related to its FC and SQUID products. The potential impact on the Company's future revenues and profits cannot be determined at this time.

YEAR 2000 IMPACT ON COMPUTER SYSTEMS

     In June 1996, the Company began converting its computer systems enabling proper processing of transactions relating to the year 2000 and beyond. The operating system vendor has made software upgrades available to make its software compatible with the year 2000. The Company will also test its application software to ensure compatibility with the year 2000. The Company presently believes that, with modifications to existing software and converting to new software, the year 2000 will not pose significant operational problems for the Company's computer systems as so modified and converted, although there can be no assurance that unforeseen difficulties or costs may not arise.

EFFECT OF CERTAIN ANTI-TAKEOVER LAWS AND STOCKHOLDERS' RIGHTS PLAN

     Certain provisions of the Delaware General Corporation Law and the Rights Agreement between the Company and Norwest Bank Minnesota, National Association, adopted by the Company effective May 2, 1996 (the "Rights Plan"), may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals. Section 203 of the Delaware General Corporation Law restricts business combinations with interested stockholders without board approval. Pursuant to the Rights Plan, the Company declared a dividend of one common share purchase right (the "Right") for each outstanding share of Common Stock. Each Right will entitle the holder thereof to purchase from the Company after the Distribution Date (as described below), a number of shares of Common Stock to be determined under the Rights Plan at an initial purchase price of $35, subject to adjustment. One additional Right is deemed delivered with each share of Common Stock subsequently issued by the Company. The Rights become exercisable on the first day after the earlier of (i) ten business days after the public announcement of the acquisition by a person or group of 15% or more of the outstanding Common Stock or (ii) ten business days after the commencement, or the first public announcement, of an intention to acquire through tender or exchange offer 15% or more of the outstanding Common Stock (the "Distribution Date"). In the event that the Company does not have sufficient authorized but unissued shares of Common Stock to permit the delivery of the required number of shares upon the exercise in full of the Rights, then each Right shall entitle the holder thereof to purchase the number of shares of Common Stock equal to a fraction determined under the Rights Plan. As of the date hereof, the Company does not have sufficient authorized and unissued shares of Common Stock to fully implement the Rights Plan. The Rights Plan may discourage certain types of transactions involving an actual or potential change in control of the Company which could be beneficial to the Company or its stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Digital Biometrics, Inc.:

     We have audited the accompanying balance sheets of Digital Biometrics, Inc. as of September 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Biometrics, Inc. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.



                                            KPMG Peat Marwick LLP


Minneapolis, Minnesota
November 21, 1997,
     except as to note 14(a) which
     is as of November 24, 1997,
     and note 14(b) which is as of
     December 1, 1997

                            DIGITAL BIOMETRICS, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1997 AND 1996

                                                                                             1997             1996
                                                                                         ------------     ------------
Current assets:
     Cash and cash equivalents                                                           $  1,891,397     $    466,990
     Marketable securities (note 4)                                                           154,808             --
     Accounts receivable, less allowance for doubtful accounts of $441,276 and
         $692,534, respectively                                                             5,161,356        5,676,849
     Inventory (note 2)                                                                     2,294,593        3,633,659
     Prepaid expenses and other costs                                                         163,594          208,349
                                                                                         ------------     ------------
         Total current assets                                                               9,665,748        9,985,847
                                                                                         ------------     ------------

Property and equipment (note 3)                                                             2,027,737        2,471,754
     Less accumulated depreciation and amortization                                        (1,113,185)      (1,089,026)
                                                                                         ------------     ------------
                                                                                              914,552        1,382,728
                                                                                         ------------     ------------

Marketable securities (note 4)                                                                   --          5,690,371
Patents, trademarks, copyrights and licenses, net of accumulated amortization of
     $156,171 and $192,899, respectively (note 1)                                             118,938          123,017
Deferred issuance costs on convertible debentures, net of accumulated amortization of
     $196,854 and $172,476, respectively (note 7)                                                --            127,408
                                                                                         ------------     ------------
                                                                                         $ 10,699,238     $ 17,309,371
                                                                                         ============     ============

Current liabilities:
     Accounts payable                                                                    $  1,451,779     $  1,103,174
     Line of credit advances (note 5)                                                            --          1,255,000
     Deferred revenue                                                                         677,925          649,178
     Accrued warranty                                                                         584,676          128,500
     Other accrued expenses (note 6)                                                          819,610        1,343,408
                                                                                         ------------     ------------
         Total current liabilities                                                          3,533,990        4,479,260

Convertible debentures (note 7)                                                                  --          2,374,739
                                                                                         ------------     ------------
         Total liabilities                                                                  3,533,990        6,853,999
                                                                                         ------------     ------------

Stockholders' equity (note 10):
     Common Stock, $.01 par value. Authorized, 20,000,000 shares; issued
         and outstanding 12,361,038 and 10,777,288 shares, respectively                       123,610          107,773
     Additional paid-in capital                                                            42,439,576       39,743,380
     Unrealized losses on marketable securities (note 4)                                       (1,639)        (134,753)
     Deferred compensation                                                                    (73,500)         (96,000)
     Notes receivable from sale of Common Stock                                                  --           (117,623)
     Accumulated deficit                                                                  (35,322,799)     (29,047,405)
                                                                                         ------------     ------------
         Total stockholders' equity                                                         7,165,248       10,455,372

Commitments (note 12)

                                                                                         ------------     ------------
                                                                                         $ 10,699,238     $ 17,309,371
                                                                                         ============     ============

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                     1997              1996            1995
                                                 ------------     ------------     -----------
Revenues:
     Identification systems (note 1)             $  9,712,259     $  6,821,025     $ 6,069,382
     Maintenance and other services                 1,707,099        1,506,247       1,228,632
       Other                                             --               --         1,800,000
                                                 ------------     ------------     -----------
         Total                                     11,419,358        8,327,272       9,098,014
                                                 ------------     ------------     -----------

Cost of revenues:
     Identification systems (note 1)                6,614,314        3,814,167       3,040,428
     Maintenance and other services                 2,196,957        2,367,314       1,644,330
       Non-recurring charges                        1,529,118             --              --
       Other                                             --               --           588,654
                                                 ------------     ------------     -----------
         Total                                     10,340,389        6,181,481       5,273,412
                                                 ------------     ------------     -----------
Gross margin                                        1,078,969        2,145,791       3,824,602
                                                 ------------     ------------     -----------

Selling, general and administrative expenses:
     Sales and marketing                            2,057,099        3,369,441       2,394,916
     Engineering and development                    2,526,347        4,569,751       2,854,592
     Depreciation and amortization                    319,536        1,049,584         529,687
     General and administrative                     2,043,953        2,753,444       1,700,017
     Non-recurring charges                            330,319             --              --
                                                 ---------------------------------------------
         Total expenses                             7,277,254       11,742,220       7,479,212
                                                 ------------     ------------     -----------

Loss from operations                               (6,198,285)      (9,596,429)     (3,654,610)

Other income (expense):

     Interest income                                  230,347          585,708         377,881
     Interest expense (note 7)                       (300,039)      (2,676,182)        (47,826)
     Loss on disposal of fixed assets                  (7,417)            --              --
                                                 ------------     ------------     -----------
         Total other income (expense)                 (77,109)      (2,090,474)        330,055
                                                 ------------     ------------     -----------

         Net loss                                $ (6,275,394)    $(11,686,903)    $(3,324,555)
                                                 ============     ============     ===========

Loss per common share                            $      (0.53)    $      (1.24)    $     (0.43)
                                                 ============     ============     ===========

Weighted average common shares outstanding         11,766,220        9,451,015       7,814,144
                                                 ============     ============     ===========

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Common Stock      Additional    Deferred
                                          -------------------     Paid-in      Comp-                  Accumulated
                                            Shares    Amount      Capital     ensation      Other       Deficit         Total
                                          --------------------------------------------------------------------------------------
Balance September 30, 1994                 7,787,959  $ 77,880  $28,846,828  $(389,483)  $(730,198)  $(14,035,947)  $ 13,769,080

Restricted stock awards (note 10)              6,360        63       41,937    (42,000)       --             --             --
Amortization of deferred compensation           --        --           --      214,799        --             --          214,799
Exercise of employee stock options            30,500       305       70,550       --          --             --           70,855
Stock award for retirement plan (note 9)       8,814        88       66,017       --          --             --           66,105
Change in unrealized loss on marketable
    securities (note 4)                         --        --           --         --       256,548           --          256,548
Issuance of warrant in connection with
    convertible debentures (note 7)             --        --        112,893       --          --             --          112,893
Intrinsic value of beneficial
    conversion feature of convertible
    debentures (note 7)                         --        --      1,923,529       --          --             --        1,923,529
Net loss                                        --        --           --         --          --       (3,324,555)    (3,324,555)
                                          --------------------------------------------------------------------------------------
Balance September 30, 1995                 7,833,633    78,336   31,061,754   (216,684)   (473,650)   (17,360,502)    13,089,254

Restricted stock awards (note 10)             17,456       175       71,825    (72,000)       --             --             --
Amortization of deferred compensation           --        --           --      192,684        --             --          192,684
Stock award for retirement plan (note 9)      16,831       168       94,506       --          --             --           94,674
Change in unrealized loss on marketable
    securities (note 4)                         --        --           --         --        41,724           --           41,724
Debt conversion (note 7)                   2,751,868    27,519    8,201,870       --          --             --        8,229,389
Warrant exercise                             157,500     1,575      313,425       --          --             --          315,000
Forgiveness of notes receivable from
    sale of common  stock (note 10)             --        --           --         --       179,550           --          179,550
Net loss                                        --        --           --         --          --      (11,686,903)   (11,686,903)
                                          --------------------------------------------------------------------------------------
Balance September 30, 1996                10,777,288   107,773   39,743,380    (96,000)   (252,376)   (29,047,405)    10,455,372

Restricted stock awards (note 10)             31,072       311       44,689    (18,000)       --             --           27,000
Amortization of deferred compensation           --        --           --       40,500        --             --           40,500
Exercise of stock options                     25,000       250       41,500       --          --             --           41,750
Stock award for retirement plan (note 9)      41,798       418       88,403       --          --             --           88,821
Change in unrealized loss on marketable
    securities (note 4)                         --        --           --         --       133,114           --          133,114
Debt conversion (note 7)                   1,485,880    14,858    2,506,341       --          --             --        2,521,199
Forgiveness of notes receivable from
    sale of Common Stock (note 10)              --        --           --         --       117,623           --          117,623
Issuance of warrant as payment for
    services received (note 1)                  --        --         15,263       --          --             --           15,263
Net loss                                        --        --           --         --          --       (6,275,394)    (6,275,394)
                                          --------------------------------------------------------------------------------------
Balance September 30, 1997                12,361,038  $123,610  $42,439,576  $ (73,500)  $  (1,639)  $(35,322,799)  $  7,165,248
                                          ======================================================================================

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                                        1997            1996            1995
                                                                    -----------     ------------     -----------
Cash flows from operating activities:
       Net loss                                                     $(6,275,394)    $(11,686,903)    $(3,324,555)
       Adjustments to reconcile net loss to net cash used in
         operating activities:
                  Provision for doubtful accounts receivable            (98,660)         651,000          48,000
                  Provision for technological obsolescence                 --            631,243         486,738
                  Deferred compensation amortization and other          207,997          372,234         214,799
                  Depreciation and amortization                         585,622          864,183         551,715
                  Write-off of intangible assets                         20,048          548,788            --
                  Loss on sale of marketable securities                  64,624             --              --
                  Loss on disposal and write-off of fixed assets
                      and tooling                                       227,769            8,305          10,071
                  Interest expense amortization for the
                      intrinsic value of the beneficial
                      conversion feature of convertible                    --          1,923,529            --
                      debentures
                  Interest expense on debentures converted into
                      Common Stock                                      227,539          329,754            --
         Changes in operating assets and liabilities:
                  Accounts receivable                                   614,153       (1,833,548)         33,506
                  Inventory                                           1,339,066       (2,389,220)        177,059
                  Prepaid expenses and other expenses                    (5,119)         (63,424)        (23,144)
                  Accounts payable                                      348,605          641,843        (352,467)
                  Deferred revenue                                       28,747          106,420          81,083
                  Accrued expenses                                       63,462          521,741         248,955
                                                                    -----------     ------------     -----------
         Net cash used in operating activities                       (2,651,541)      (9,374,055)     (1,848,240)
                                                                    -----------     ------------     -----------

Cash flows from investing activities:
         Purchase of property and equipment                            (242,613)        (849,755)       (491,318)
         Proceeds from disposal of property and equipment                  --               --             7,599
         Patents, trademarks, copyrights and licenses                   (70,516)         (36,859)       (101,966)
         Sales of marketable securities before maturity               5,602,327          130,043         687,965
                                                                    -----------     ------------     -----------
         Net cash  (used in) provided by investing activities         5,289,198         (756,571)        102,280
                                                                    -----------     ------------     -----------

Cash flows from financing activities:
         Net line of credit (payments) advances                      (1,255,000)        (195,000)      1,450,000
         Exercise of warrants and options                                41,750          315,000          70,855
         Issuance of convertible debentures                                --         10,109,750            --
                                                                    -----------     ------------     -----------
         Net cash (used in) provided by financing activities         (1,213,250)      10,229,750       1,520,855
                                                                    -----------     ------------     -----------

Increase (decrease) in cash and cash equivalents                      1,424,407           99,124        (225,105)

Cash and cash equivalents at beginning of year                          466,990          367,866         592,971
                                                                    -----------     ------------     -----------

Cash and cash equivalents at end of year                            $ 1,891,397     $    466,990     $   367,866
                                                                    ===========     ============     ===========

Supplemental disclosure of cash flow information:

         Cash paid during the year for interest                     $   222,132     $     13,210     $    47,826
                                                                    ===========     ============     ===========

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Digital Biometrics, Inc., (the "Company") is a developer, manufacturer, marketer and integrator of computer-based products and services for the identification of individuals. The Company is a leading vendor of products employing "biometric" technology, the science of the identification of individuals through the measurement of distinguishing biological characteristics. The Company's principal product is the TENPRINTER(R) system for "live-scan" fingerprint capture used mainly in law enforcement applications. The TENPRINTER(R) is a computer-based system with patented high-resolution optics which captures, digitizes, prints and transmits forensic-grade fingerprint images. The Company also offers high-resolution single-fingerprint capture products for commercial and governmental identification applications and has recently established a systems integration services business focused on the integration of biometric and other identification technologies into applications for government and commercial markets. Substantially all of the Company's revenues in fiscal 1997, 1996 and 1995 came from sales and maintenance of live-scan systems for law enforcement and related applications.

STATEMENTS OF CASH FLOWS

     CASH AND CASH EQUIVALENTS:

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.

     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     On December 31, 1996 and 1995, the Company issued 41,798 and 16,831 shares, respectively, of Common Stock to satisfy the Company's discretionary matching to employees electing participation in the Company's 401(k) retirement plan. These issuances increased Common Stock and additional paid-in capital by $88,821 and $94,674, respectively, and reduced accrued compensation by the same amount.

     On January 27, 1997, the Company issued two warrants in payment for services rendered in securing employment of certain executive officers of the Company. Each warrant entitles the holder to purchase 10,000 shares of the Company's Common Stock, exercisable at the price of $2.3125 per share, subject to antidilution provisions of the warrants. These warrants were valued at a combined amount of $15,263.

     Effective with the acceptance of the resignation of a director, 6,341 shares of restricted Common Stock, which were not yet vested, were forfeited.

     Effective with their election at the annual stockholders' meeting held on March 18, 1997, the Company granted 25,413 shares of restricted Common Stock to certain of its non-employee directors. The grant resulted in $54,000 in additional Common Stock issued and an equal amount of deferred compensation expense that is being amortized on a straight-line basis over the three-year restricted period.

     Effective September 30, 1997, the Company granted 12,000 shares of restricted Common Stock to its non-employee directors. The grant resulted in $27,000 in additional Common Stock issued and an equal amount of compensation expense.

     For the fiscal years ended September 30, 1997 and 1996, the Company has issued 1,485,880 and 2,751,868 shares, respectively, of Common Stock for the conversion of principal aggregating $2,450,000 and 8,450,000, respectively, of the 1995 8% Convertible Debentures plus $228,000 and $329,000, respectively, of accrued interest.

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 89% and 70%, respectively, of customer accounts receivable at September 30, 1997 and 1996, were from government agencies, of which 39% and 40%, respectively, was from a single customer. For the years ended September 30, 1997, 1996 and 1995, sales to three customers in 1997 accounted for 43%, sales to two customers in 1996 accounted for 30%, and sales to two customers in 1995 accounted for 52%, respectively, of annual sales. Export revenues were 5%, 15% and 21% of total revenues, for the years ended September 30, 1997, 1996 and 1995, respectively.

                            DIGITAL BIOMETRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE SECURITIES

     Marketable securities consist of collateralized mortgage-backed securities and U.S. Treasury zero coupon bonds. The Company classifies its marketable debt securities as available for sale and records these securities at fair market value. Net realized and unrealized gains and losses are determined on the specific identification cost basis.

     Unrealized gains and losses are reflected as a separate component of stockholders' equity. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to operations resulting in the establishment of a new cost basis for the security.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

     Costs associated with patents, trademarks and copyrights are capitalized and amortized over 60 months or the remaining life of the patent, trademark or copyright, whichever is shorter. The cost of software licenses related to purchased software are capitalized and amortized over 36 months or the life of the license, whichever is shorter. Accumulated amortization at September 30, 1997 and 1996, was $156,171 and $192,899, respectively. The Company wrote off $20,048 of unamoritized patents during fiscal 1997 for patents which were abandoned. The Company wrote off $548,788 of unamortized technology rights costs during the fourth quarter of fiscal 1996 as a result of the decision to no longer actively pursue the technology acquired in the Design Data acquisition in 1994. Management periodically assesses the amortization period and recoverability of the carrying amount of intangible assets based upon an estimation of their value and future benefits of the recorded asset. Management has concluded that the carrying amount of the intangible assets is realizable.

REVENUE RECOGNITION

     Revenues from product sales are generally recognized on the date of shipment. The Company's standard terms of sale are payment due net in 30 days, f.o.b. Digital Biometrics, Inc. Terms of sale and shipment for certain procurements by municipal or other government agencies may, however, be subject to negotiation. Revenue under contracts where a performance bond, collateral or customer acceptance is required is not recognized until collateral requirements have been satisfied and customer acceptance has occurred. In cases where the Company is required to purchase a performance bond or to deposit collateral in accordance with the terms of a contract, the Company's policy is to defer revenues under such contracts until the amount shipped exceeds the amount of the performance collateral or until the security is released by the bonding company.

     Maintenance revenues are recognized over the life of the contract on a straight-line basis.

     The Company's performance for any period is not necessarily indicative of sales trends or future performance. The nature of the law enforcement market and the government procurement process are expected to result in irregular and unpredictable revenue cycles for the Company.

WARRANTY COSTS

     Estimated product warranty costs are accrued at date of shipment.

ADVERTISING COSTS

     Advertising costs are expensed as incurred.

ENGINEERING AND DEVELOPMENT ARRANGEMENTS

     Engineering and development costs are expensed as incurred. Engineering and development expenses during fiscal 1996 include fourth-quarter charges of $374,000 related to adjustments of unreimbursed manufacturing setup costs related to an international development project. After adjustments, engineering and development expenses for fiscal 1996 are net of a reimbursement of $87,700 from a company with which there was a teaming agreement for an international development project.

NET LOSS PER COMMON SHARE

     Net loss per common share is determined by dividing the net loss by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding. Common share equivalents have been excluded from the computation of net loss per share, as their effect is anti-dilutive.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which simplifies the standards for computing earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. All prior-period earnings per share amounts must be restated to conform to SFAS 128. The Company plans to adopt SFAS No. 128 during the first quarter of fiscal 1998.

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

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was effective for 1996. This statement provides for a fair value based method of accounting for grants of equity instruments to employees. SFAS No. 123 permits entities to continue to apply the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"); however, pro forma disclosures of net income (loss) and earnings (loss) per share must be presented as if the fair value based method had been applied in measuring compensation cost. The Company elected to continue with the intrinsic-value method prescribed by APB No. 25 and the pro forma disclosures in
Note 10.

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

(2) INVENTORY

     Inventory is valued at standard cost, which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                                   September 30,
                                            1997                   1996
                                     -------------------    -------------------

            Raw materials                    $1,054,606             $1,934,371
            Work in process                     699,097                717,696
            Finished goods                      540,890                981,592
                                     -------------------    -------------------
                                             $2,294,593             $3,633,659
                                     ===================    ===================

                            DIGITAL BIOMETRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(3) PROPERTY AND EQUIPMENT

     Furniture and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives, generally three to five. Leasehold improvements are amortized over the estimated useful life of the asset or lease term, whichever is shorter. Property and equipment consist of the following:

                                                        September 30,
                                                    1997              1996
                                               -------------    --------------

            Leasehold improvements               $  200,942        $  172,222
            Office furniture and equipment          671,146           835,933
            Manufacturing equipment                 237,465           193,612
            Engineering equipment and tooling       918,184         1,269,987
                                               -------------    --------------
                                                 $2,027,737        $2,471,754
                                               =============    ==============

(4) MARKETABLE SECURITIES

     Marketable securities consist primarily of collateralized mortgage-backed securities. Net realized and unrealized gains and losses are determined on the specific identification cost basis. Realized losses from sales of marketable securities during fiscal 1997 were $64,624. Unrealized gains and losses are reflected as a separate component of stockholders' equity.

     The unrealized loss for available-for-sale marketable securities is as follows:

                                                    September 30,
                                               1997                  1996
                                      -----------------     -----------------

            Fair market value                $154,808            $5,690,371
            Amortized cost                    156,447             5,825,124
                                      -----------------     -----------------
            Unrealized gain (loss)           $ (1,639)           $ (134,753)
                                      =================     =================

(5) LINES OF CREDIT

     The Company entered into a receivables financing line of credit effective October 1, 1996, for the lesser of eligible receivables or $3,500,000 with Norwest Business Credit. Borrowings under this line of credit are secured by all assets of the Company. The line bears interest at 1.5% above the prime rate (8.5% at September 30, 1997), is payable upon demand and expires in January 1998. The Company elected to use the proceeds from the sale of marketable securities to pay off all borrowings under the line at September 30, 1997. For the period from September 30, 1997 through January 31, 1998, the minimum interest shall be $10,000 per the terms of the agreement.

     The Company had a $4,000,000 line of credit with Norwest Bank Minnesota N.A. Borrowings under this line of credit were secured by marketable securities and were limited to 80% of the market value of marketable securities held as collateral by the bank. The Company elected to use the proceeds from the sale of marketable securities to pay off all borrowings under the line at September 30, 1997 and terminate the line.

     The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate and are payable upon demand. The line expires in March 1998. There were no amounts borrowed under the line at September 30, 1997.

                            DIGITAL BIOMETRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(6) OTHER ACCRUED EXPENSES

                                                          September 30,
                                                     1997               1996
                                              ---------------    ---------------
          Other accrued expenses consist of:
              Accrued salaries                     $ 265,707         $  442,701
              Accrued vacation                       121,994            112,665
              Accrued interest payable                     -            205,529
              Other accrued expenses                 431,909            582,513
                                              ---------------    ---------------
                                                   $ 819,610         $1,343,408
                                              ===============    ===============
 (7) CONVERTIBLE DEBENTURES

     On September 29, 1995, the Company completed a private placement to offshore accredited investors of $10,900,000 of 8% Convertible Debentures due September 29, 1998 (the "1995 Debentures"). Net proceeds to the Company after placement fees but before legal and other expenses were $10,109,750. The 1995 Debentures were convertible one-third after 45 days, one-third after 75 days and one-third after 105 days at the option of the 1995 Debenture holders. The Company had the right to redeem the debentures prior to conversion. The conversion price was equal to the lesser of $7.00 per common share or 85% of the average trading price for any five consecutive trading days before conversion. Interest accrued on the 1995 Debentures was payable in Common Stock at the time of conversion at the conversion price as described above. In addition to the cash placement fee, a warrant to purchase 112,893 shares of the Company's Common Stock at $8.40 per share was granted to the placement agent for this offering. The warrant was valued at $112,893, which was reflected as a discount on the 1995 Debentures and was amortized as interest expense over the term of the 1995 Debentures. The intrinsic value of the beneficial conversion feature of $1,923,529 was allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings
(loss) over the vesting period of the conversion feature. Net proceeds to the Company were used for working capital, product development and other general corporate purposes.

     All of the 1995 Debentures and accrued interest have been converted into Common Stock during fiscal 1996 and fiscal 1997. The Company has issued 4,237,748 shares of Common Stock for the conversion of principal aggregating $10,900,000 of the Convertible Debentures plus $557,000 of accrued interest at an average conversion price of $2.70 per share. For the fiscal year ended September 30, 1997, the Company has issued 1,485,880 shares of Common Stock for the conversion of principal aggregating $2,450,000 of the 1995 Convertible Debentures plus $228,000 of accrued interest at an average conversion price of $1.80 per share.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments are recorded in its balance sheet. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit advances and convertible debentures approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair values of investments in marketable securities are based on quoted market prices and are summarized in note 4.

(9) RETIREMENT PLAN

     Effective January 1, 1992, the Company adopted a profit sharing and savings plan (the Plan) classified as a defined contribution plan and qualifying under
Section 401(k) of the Internal Revenue Code. The Plan allows employees to defer a portion of their annual compensation through pre-tax contributions to the Plan. At the discretion of the Board of Directors, the Company may make matching contributions up to an amount equal to 50% of the contributions made by each employee, subject to a maximum contribution for each employee of 5% of compensation. The Board may also make other discretionary contributions to the Plan. Matching contributions at September 30, 1997 and 1996 resulted in accrued compensation expense of $88,321 and $81,184, respectively. Matching contributions have been paid through the issuance of Company Common Stock. For the years ended September 30, 1997, 1996 and 1995, the Company incurred $95,958, $102,504 and $66,708 respectively, of expense related to this plan.

                            DIGITAL BIOMETRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(10) STOCKHOLDERS' EQUITY

CAPITAL STOCK

     On December 31, 1996 and 1995, the Company issued 41,798 and 16,831 shares, respectively, of Common Stock to satisfy the Company's discretionary matching to employees electing participation in the Company's 401(k) retirement plan. These issuances increased Common Stock and additional paid-in capital by $88,821 and $94,674, respectively.

SHAREHOLDER RIGHTS PLAN

     In May 1996, the Board of Directors adopted a Shareholder Rights Plan. The Plan is designed to enable the Company and its Board of Directors to develop and preserve long-term value for stockholders and to protect stockholders in the event an attempt is made to acquire control of the Company without an offer of fair value to all stockholders. Under the Plan, each stockholder of record beginning at the close of business on May 22, 1996, will receive as a dividend one right for each share of DBI Common Stock held. The rights expire on April 30, 2006.

STOCK OPTIONS

         In order to attract and retain employees and directors, while preserving cash resources, the Company has, since its inception, utilized stock option awards issued through various stock option plans and employment arrangements. As of September 30, 1997, there were issued and outstanding options for 1,182,500 shares of Common Stock issued to employees and directors of which options to purchase 182,467 shares were currently exercisable.

     On January 14, 1994, two executive officers exercised options for 88,438 and 135,000 shares of Common Stock, respectively, at an exercise price of $1.33 per share. Pursuant to terms of the stock option plans, the Company loaned the total exercise amount to the executive officer in return for non-interest bearing promissory notes, secured by Common Stock issued. The notes are reflected as a reduction of stockholders' equity. In connection with each executive's severance package, $117,623 and $179,550 of notes receivable were forgiven by the Company and recorded as compensation expense in fiscal 1997 and 1996, respectively.

     Information relating to stock options during fiscal 1997, 1996, and 1995 is as follows:

                                      Shares                         Weighted
                                      Under                          Average
                                      Option      Price Range     Exercise Price
                                      ------      -----------     --------------
Unexercised options outstanding -
  September 30, 1994                 574,900      $1.67-$14.75       $10.65

Options granted                      339,500      $7.44-$9.00         $7.90
Options exercised                    (30,500)     $2.00-$8.00         $2.32
Options forfeited                    (35,300)     $7.44-$12.00       $10.25
--------------------------------------------------------------------------------
Unexercised options outstanding -
  September 30, 1995                 848,600      $1.67-$14.75        $9.87

Options granted                      110,500      $5.50-$6.25         $5.77
Options exercised                          -      -                     -
Options forfeited                    (76,500)     $7.44-$13.63        $9.56
--------------------------------------------------------------------------------
Unexercised options outstanding -
  September 30, 1996                 882,600      $1.67-$14.75        $9.38

Options granted                    1,001,700      $1.56-$3.13         $2.19
Options exercised                    (25,000)     $1.67               $1.67
Options forfeited                   (676,800)     $2.56-$14.75        $9.80
--------------------------------------------------------------------------------
Unexercised options outstanding -
  September 30, 1997               1,182,500      $1.56-$14.75        $3.21

     The following table summarizes information concerning options outstanding and exercisable as of September 30, 1997:

                                  Outstanding     Exercisable
                                  -----------     -----------

Number of options                  1,182,500        182,467
Weighted average remaining
  contractual life, in years            8.93           6.11
Weighted average exercise price        $3.21          $8.08

     The Company applies APB Opinion No. 25 in accounting for options granted under its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                 1997            1996
                                           --------------- ----------------

            Net loss - as reported           $(6,275,394)    $(11,686,903)

            Net loss - pro forma              (6,773,897)     (11,688,889)

            Loss per share - as reported          $(0.53)          $(1.24)

            Loss per share - pro forma            $(0.58)          $(1.24)


     The pro forma net loss reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period, typically three years, and compensation cost for options granted prior to October 1, 1995, is not considered.


     Principal assumptions used in applying the option valuation model were as follows:

                                                 1997            1996
                                           ---------------- ---------------

            Risk-free interest rate              5.75%           5.75%

            Expected life, in years               10              10

            Expected volatility                  127%             68%

            Expected dividend yield               0%              0%


RESTRICTED STOCK

     Effective October 1, 1992, the Board of Directors adopted the 1992 Restricted Stock Plan (the "Plan") pursuant to which awards of restricted stock may be made to employees and non-employee directors of the Company. The Plan serves as a means of providing annual bonus amounts to executive employees and as the means of compensation of non-executive directors effective with each director's election at the annual meeting of stockholders. Restricted stock awards vest over a three-year period. The Company awarded 25,413, 17,456 and 8,860 shares, respectively, of Common Stock with a fair market value of $54,000, $72,000 and $72,000, respectively, for the years ended September 30, 1997, 1996 and 1995.

     Effective September 30, 1997, the Company granted 12,000 shares of restricted Common Stock to its non-employee directors. The grant resulted in $27,000 in additional Common Stock issued and an equal amount of compensation expense.

WARRANTS

     The Company has warrants outstanding at September 30, 1997, for the purchase of 140,893 shares of its Common Stock. The warrants are currently exercisable and expire at various times through September 29, 2000. The exercise prices per share range from $2.125 to $8.40.

                            DIGITAL BIOMETRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(11) INCOME TAXES

     There is no provision for income taxes since a valuation allowance has been established equal to the corresponding net deferred tax asset. At September 30, 1997, the Company has carryforwards of net operating losses and research and development tax credits of $30,700,000 and $827,608, respectively. These carryforwards expire as follows:

                                           Net                 Research and
                                        Operating               Development
                                           Loss                 Tax Credit
                                    -------------------      ------------------

                      1999                 $   346,711               $  15,236
                      2000                     116,546                   1,997
                      2001                           -                   6,343
                      2002                     547,523                  40,774
                      2003                     993,803                  68,109
                      2004                      22,477                   1,497
                      2005                   1,387,756                       -
                      2006                   1,310,521                  34,307
                      2007                   2,084,429                  63,736
                      2008                   2,248,457                 133,548
                      2009                   4,605,122                 307,704
                      2010                   2,734,225                 154,357
                      2011                   7,268,776                       -
                      2012                   7,033,654                       -
                                    -------------------      ------------------
                                           $30,700,000               $ 827,608
                                    ===================      ==================

     Due to uncertainty of the realization of deferred tax assets, the Company has established a valuation allowance equal to net deferred tax assets. The change in the valuation allowance for the years ended September 30, 1997 and 1996, is as follows:

                                                 1997                1996
                                          -----------------    ----------------

            Balance at beginning of year       $11,328,000         $ 8,099,000
            Change in valuation allowance        2,523,000           3,229,000
                                          -----------------    ----------------
                                               $13,851,000         $11,328,000
                                          =================    ================

     The current and long-term deferred income tax asset and liability amounts as of September 30, 1997 and 1996, were composed of the following:

                                                                     1997                1996
                                                              ----------------     ----------------
Current and long-term deferred income tax asset resulting
from future deductible temporary differences are:
      Accounts receivable allowance                             $    177,000         $    277,000
      Inventory capitalization                                        28,000               39,000
      Other accrued expenses                                         538,000              704,000
      Research and development tax credit carryforwards              828,000              828,000
      Net operating loss carryforwards                            12,280,000            9,480,000
                                                              ----------------     ----------------
                                                                  13,851,000           11,328,000
                                                                 (13,851,000)         (11,328,000)
                                                              ----------------     ----------------
                                                                $          0         $          0
                                                              ================     ================

                            DIGITAL BIOMETRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(11) INCOME TAXES (CONTINUED)

     The aforementioned carryforwards are subject to the limitation provisions of Internal Revenue Code sections 382 and 383. These sections provide limitations on the availability of net operating losses and credits to offset current taxable income and related income taxes when an ownership change has occurred. The Company's initial public offering in December 1990, resulted in an ownership change pursuant to these provisions and, accordingly, the use of the above carryforwards is subject to an annual limitation. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the long-term federal tax exempt rate. A total of $3,700,000 of the net operating loss carryforwards at September 30, 1997, is subject to the annual net operating loss limitation, estimated at $350,000. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $27,000,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards. Approximately $2,200,000 of the $30,700,000 net operating loss carryforwards relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital.

(12) LEASE COMMITMENTS

     The Company leases its primary office and production facility under an operating lease that expires in April 2001. Annual base rent under the lease agreement is approximately $237,000 and the Company is obligated to pay a pro rata share for property taxes, maintenance and other operating expenses. The Company leases a separate sales and service office in Los Angeles, California, under an operating lease that expires in December 1997, and is on a year-to-year lease arrangement. The Company is currently negotiating the extension of this lease. Rent expense for operating leases for 1997, 1996 and 1995 was $396,800, $329,400 and $338,300, respectively. Future minimum payments on operating leases for the years ending September 30, 1998, 1999, 2000 and 2001, are $354,200, $372,200, $399,300 and $241,700, respectively.

(13) LITIGATION

     On June 1, 1995, the Company filed a complaint for patent infringement against Identix, Inc., of Sunnyvale, California, in the U.S. District Court for the Northern District of California. The complaint alleges that Identix has willfully and deliberately infringed a Company patent through the manufacture, use and/or sale of competing products. The complaint seeks, among other things, an injunction prohibiting further infringement as well as unspecified monetary damages. Identix has responded to the complaint alleging, among other purported defenses, non-infringement and patent invalidity.

     On August 27, 1996, the judge assigned to the case granted a partial summary judgment in favor of Identix dismissing the Company's claims of patent infringement with respect to Identix's Touchprint 600 product line. A predecessor product, the Touchprint 900, received a similar ruling in favor of Identix on December 20, 1996. During January 1997, the Company filed an appeal of the court's decision of non-infringement. These appeals are decided by the Federal Circuit, which is a Court of Appeals in Washington D.C. On October 8, 1997, the appeal was argued before the Court. As of December 11, 1997, no appellate decision has been issued. A prediction of the final outcome of the appeal is not possible. In the event the Company does not prevail in this litigation, its competitive position could be adversely affected.

     Except for the foregoing there are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.

                            DIGITAL BIOMETRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(14) SUBSEQUENT EVENTS

(a) JOINT VENTURE WITH GRAND CASINOS, INC.

     On November 24, 1997, the Company entered into a letter of intent to form a joint venture with Grand Casinos Inc. to further develop, test and market the TRAK-21 automated player tracking system. It is anticipated that a definitive agreement will be reached before the end of calendar 1997 with deployment of a system band on TRAK-21 technology in a Grand Casino property in 1998.

(b) ISSUANCE OF 8% CONVERTIBLE SUBORDINATED DEBENTURES AND WARRANTS

     To provide additional working capital, on December 1, 1997, the Company entered into a convertible subordinated debenture purchase agreement ("Purchase Agreement") with a private investor, providing for the Company's issuance and sale of up to an aggregate of $2,500,000 of 8% Convertible Debentures ("Debentures") in tranches of $500,000 each. The first tranche was sold on December 1, 1997. Additional tranches may be issued upon request of the Company within 90 days of each previous tranche, if the Company meets all conditions to issuance including, but not limited to, conditions requiring the Company to have effective and maintain a registration statement with the Securities and Exchange Commission covering shares issuable upon conversion of the Debentures and a requirement that the Company's market capitalization be at least $12 million. The initial tranche sold in the amount of $500,000 on December 1, 1997, is convertible in whole or in part at the option of the holder, with accrued interest, into Common Stock, at a conversion equal to the lesser of the average closing price of the five consecutive trading days preceding the transaction ($1.96 per share) or 80% of the average closing price of the five consecutive trading days preceding the conversion date. Future tranches may be convertible on a similar basis but the conversion prices will be related to the lesser of the market price on the issue date and the market price on the conversion date. The Company has the right, exercisable at any time upon two trading days notice to the purchaser of the debentures given at any time the Company receives a conversion notice and the conversion price in effect in connection with such conversion notice is less than $1.25, to repay all or any portion of the outstanding principal amount of the debentures which have been tendered for conversion, at a price equal to the sum of 120% of the aggregate principal amount of debentures to be repaid. In connection with the Purchase Agreement, the Company has agreed to issue to the purchaser of the debentures, upon the sale of each tranche warrants to purchase 15,000 of Common Stock exercisable at $2.50 per share up to a maximum 75,000 shares. Also, in connection with the transaction, the Company paid $40,000 of fees to an investment-banking firm and issued a warrant to purchase 125,000 shares of Common Stock at an exercise price of $2.00 per share. The estimated value of this warrant is $87,500 which is a debt issuance cost to be written off to interest expense over the term of the Debentures. The Purchase Agreement includes a beneficial conversion feature. The intrinsic value of the beneficial conversion feature of each tranche will be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the vesting period of the conversion feature. The intrinsic value of the conversion feature of the first tranche is $125,000. Net proceeds to the Company will be used for working capital, business development and other general corporate purposes.

ITEM 9. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

     The Company has not changed its independent auditors nor has the Company had any disagreements with its independent auditors on matters of accounting or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The following table sets forth certain information regarding the directors and executive officers of the Company. All of the directors of the Company serve until the next annual meeting of stockholders and until their respective successors are elected and qualified.


Name                                        Age                         Position
James C. Granger (1).....................    51    President, Chief Executive Officer, and Director

C. McKenzie Lewis III (1)(2)(3)..........    51    Chairman and Director

John J. Metil............................    47    Chief Operating Officer and Chief Financial Officer

Barry A. Fisher..........................    43    Vice President - Sales, Marketing and Business
                                                   Development

Roman A. Jamrogiewicz....................    45    Vice President - Engineering

Michel R. Halbouty.......................    56    Vice President - Operations

Jack A. Klingert (2)(3)..................    68    Director

George Latimer (2)(3)....................    62    Director

Stephen M. Slavin (1)(2)(3)..............    57    Director


----------------------
(1)      Member of Nominating Committee.
(2)      Member of Compensation and Personnel Committee.
(3)      Member of Audit Committee.

     JAMES C. GRANGER. Mr. Granger became the Company's President and Chief Executive Officer on January 1, 1997, and was appointed to the Board of Directors of the Company effective January 27, 1997. Prior to joining the Company, Mr. Granger was employed by ADC Telecommunications, Inc., as President of its Access Platforms System between March 1995 and December 1996. Between 1989 and February 1995, Mr. Granger was employed by Sprint/United Telephone, Orlando, Florida, in various senior marketing and management positions. Prior to 1989, Mr. Granger was employed by American Telephone & Telegraph in various management positions.

     C. MCKENZIE LEWIS III. Mr. Lewis was elected Chairman of the Company's Board of Directors on October 28, 1996, and has served as a Director of the Company since 1997. Between 1986 and 1996, Mr. Lewis served as Chief Executive Officer and President and a director of Computer Network Technology Corporation ("CNT"), a developer and manufacturer of high-performance extended-channel networking systems. Mr. Lewis has over 26 years experience in the computer and data communications industry. Since December 1996, Mr. Lewis has served as Managing General Partner in MMP Partners Limited Partnership, a Minnesota limited partnership engaged primarily in making venture capital investments, and serves on boards of directors of several; privately-held high technology companies.

     JOHN J. METIL. Mr. Metil has served as the Company's Chief Operating Officer and Chief Financial Officer since joining the Company in April 1997. From August 1992 through April 1997, Mr. Metil served as Executive Vice President with the Zebulon Group, Inc. Previously, he was a co-founder and served as Chief Financial Officer of Tricord Systems, Inc., and held senior finance and corporate development positions at National Computer Systems, Control Data Corporation and Pillsbury Company.

     BARRY A. FISHER. Mr. Fisher has served as Vice President of Sales, Marketing and Business Development since joining the Company in March 1997. From July 1995 through March 1997, Mr. Fisher served as Vice President of Sales with American Connexions, a national sales management company. From January 1988 through July 1995, he served as Vice President of Sales for Recovery Engineering. From September 1976 through January 1988, he held senior management positions at the Tennant Company.

     ROMAN A. JAMROGIEWICZ. Mr. Jamrogiewicz has served as Vice President of Engineering since joining the Company in May 1997. From November 1977 through April 1997, Mr. Jamrogiewicz was employed with Alliant Techsystems and served as Business Segment Director and held positions of Director for Advanced Development, Program Director and Director of Software Engineering.

     MICHEL R. HALBOUTY. Mr. Halbouty has served as Vice President of Operations since joining the Company in May 1997. Mr. Halbouty served as Vice President of Manufacturing with NetStar, Inc., from May 1992 through May 1997. He has also held senior management positions with Lee Data Corporation and Control Data.

     JACK A. KLINGERT. Mr. Klingert served as the Company's Chairman from 1987 through October 28, 1996, and served as the Company's President and Chief Executive Officer beginning in 1987, retiring January 1997. He has also served as a member of the Company's Board of Directors since 1987. Prior to joining the Company in April 1987, Mr. Klingert, from 1964 to 1987, held a number of senior level management positions with Control Data Corporation. From 1958 to 1964, Mr. Klingert worked on various classified scientific and systems programming projects in the Departments of Theoretical Physics and Computation at the Lawrence Livermore National Laboratories, Livermore, California.

     GEORGE LATIMER. Mr. Latimer has served on the Company's Board of Directors since 1990. Since November 1995, Mr. Latimer has served as Chief Executive Officer of the National Equity Fund, a syndication of financing for affordable housing in Chicago, Illinois, and a Distinguished Visiting Professor of Urban Studies at Macalester College, Saint Paul, Minnesota. From July 1993 through November 1995, Mr. Latimer was Director, Office of Special Actions, U.S. Department of Housing and Urban Development ("HUD"). From February 1993 through July 1993, Mr. Latimer was employed as a consultant to HUD. From 1990 through 1993, Mr. Latimer was Dean of Hamline University School of Law, Saint Paul, Minnesota. From 1976 through 1990, Mr. Latimer served as the Mayor of Saint Paul, Minnesota. Mr. Latimer is a member of the Board of Directors of Piper Jaffray Investment Trust.

     STEPHEN M. SLAVIN. Mr. Slavin has served on the Company's Board of Directors since 1986. For more than six years Mr. Slavin has been engaged in the private practice of law as a partner of the firm of Foley & Lardner, Chicago, Illinois.

Significant Employee

     DENNIS F. WENDELL. On October 23, 1997, the Company employed Dennis F. Wendell as General Manager of its Integrated Identification Solutions
Division. From May 1995 through September 1997, Mr. Wendell was employed as a Business Director with Anderson Consulting. From September 1992 through April 1995, Mr. Wendell was self-employed as a corporate development consultant. Previously, he was a co-founder and served as Vice President-Software Development and Vice President-Systems Integration at Tricord Systems, Inc., and has held executive and technical positions with Star Technologies, Analysts International and Technalysis.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and the holders of 10% or more of the Company's stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Based on the Company's review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during the period from October 1, 1996, through September 30, 1997 its directors and executive officers filed all reports on a timely basis except as follows:
(a) initial reports of ownership on Form 3 were not filed on a timely basis by John J. Metil, Barry A. Fisher, Roman A. Jamrogiewicz and Michel R. Halbouty through inadvertence, but were filed on or before the tenth day of the month following the month of initial employment; (b) securities ownership reports on Form 4 were not filed in a timely basis by outside directors of the Company, C. McKenzie Lewis III , Jack A. Klingert, George Latimer and Stephen M. Slavin with respect to 3,000 shares of Common Stock awarded to each of them by the board of directors as additional compensation effective as of September 30, 1997, and issued in October 1997. The related Form 4 for each reporting person was filed on or before the tenth day of the month following the month of issuance.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company for the last three fiscal years to its Chief Executive Officer and other executive officers whose cash compensation exceeded $100,000 in fiscal year 1997 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                      COMPENSATION
                                                                            ----------------------------------
                                                                                         AWARDS
                                                       ANNUAL               ----------------------------------
                                                    COMPENSATION              RESTRICTED         SECURITIES
                                             ---------------------------        STOCK            UNDERLYING          ALL OTHER
 NAME AND PRINCIPAL POSITION       YEAR      SALARY ($)       BONUS($)        AWARDS($)          OPTIONS(#)         COMPENSATION
------------------------------    -------    ------------    -----------    ---------------    ---------------    ----------------
James C. Granger(1)                1997         $131,265       $32,816          $     -             250,000            $       -
   President and Chief Executive
   Officer

Glenn M. Fishbine,
   Senior Vice President -         1997          120,000              -               -                   -             171,234(2)
   Technology                      1996          116,825          1,600               -              35,000                4,500
                                   1995          110,553          5,650               -              45,000                4,253

(1) Mr. Granger has served as President and Chief Executive Officer of the Company since January 1, 1997.

(2) Includes $3,737 in the form of Common Stock paid as a matching contribution under the Company's 401(k) plan, and severance compensation consisting of forgiveness of indebtedness totaling $167,497.

                     STOCK OPTION GRANTS IN FISCAL YEAR 1997

                                                                                                   POTENTIAL REALIZABLE
                                                                                                     VALUE AT ASSUMED
                          NUMBER OF                                                                ANNUAL RATES OF STOCK
                         SECURITIES     PERCENT OF TOTAL                                          PRICE APPRECIATION FOR
                         UNDERLYING     OPTIONS GRANTED     EXERCISE OR                               OPTION TERM(3)
                           OPTIONS      TO EMPLOYEES IN     BASE PRICE        EXPIRATION     ----------------------------------
        NAME            GRANTED(#)(1)     FISCAL YEAR      ($/SHARE)(2)          DATE             5%($)            10%($)
---------------------- ---------------- ----------------- ---------------- ----------------- ----------------------------------
James C. Granger           250,000             25%             $2.125         01/02/07           $334,100         $846,676


(1) Subject to acceleration at the discretion of the Compensation Committee or upon the death or disability of the optionee, each option becomes cumulatively exercisable with respect to 33 1/3% of the shares covered on each of the first three anniversaries of the grant date.

(2) Fair market value per share on the date of grant or the effective date, whichever is less, in accordance with the 1990 Stock Option Plan.

(3) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.


       AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997 AND FISCAL YEAR END
                                  OPTION VALUES

                                                                NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS
                           SHARES                           OPTIONS AT FISCAL YEAR END(#)        AT FISCAL YEAR END($)(2)
                         ACQUIRED ON         VALUE        ---------------------------------- ----------------------------------
        NAME             EXERCISE(#)     REALIZED($)(1)     EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
---------------------- ---------------- ----------------- ---------------- ----------------- ----------------------------------
James C. Granger                     -                 -                -           250,000                 -         $109,375

Glenn M. Fishbine                    -                 -           98,467            38,333                 -                -


---------------------------------------

(1) Market value of underlying securities on date of exercise minus the exercise price.

(2) Market value of underlying securities at year-end minus the exercise price for in-the-money options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of November 30, 1997, the number of shares of Common Stock owned by (i) each person known to be the beneficial owner of 5% or more of the Common Stock, (ii) each director, nominee for director and executive officer of the Company, and (iii) all officers and directors as a group. Any shares reflected in the following table which are subject to an option or a warrant are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder if exercisable within 60 days from November 30, 1997, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Except as otherwise indicated, each beneficial owner sole voting and investment power over the outstanding shares of which he has beneficial ownership. Unless otherwise noted, the address for the following person is 5600 Rowland Road, Suite 205, Minnetonka, Minnesota 55343-4315.

                                                               Shares
                                                        Beneficially Owned (1)

Name of Beneficial Owner or Group                          Number    Percent

Perkins Capital Management Inc.........................  1,317,250     10.9%
    730 East Lake Street
    Wayzata, MN 55391

Gordon L. Bramah.......................................  1,053,435      9.3%
    Littlemoor House
    Eckington, Sheffield S31 9EF
    England

Bramah Limited.........................................  1,052,935      9.3%
    Littlemoor House
    Eckington, Sheffield S31 9EF
    England

Jack A. Klingert (2)...................................    120,028      1.0%

Stephen M. Slavin (3)..................................    103,501       *
    330 North Wabash Avenue
    Chicago, Illinois  60611

George Latimer (4) ....................................     28,550       *
    1600 Grand Avenue
    St. Paul, MN  55105

C. McKenzie Lewis III (5) .............................     50,379       *

James C. Granger (6)...................................     95,333       *

John J. Metil (7)......................................     1,000        *


Barry A. Fisher........................................         -        -

Roman A. Jamrogiewicz..................................         -        -

Michel R. Halbouty.....................................         -        -


All officers and directors as a group (9 persons)......   398,791       3.2%

-----------------------

* Indicates an amount less than one percent

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Commission and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days. The same shares may be beneficially owned by more than one person.

(2)  Includes 120,028 shares of Common Stock owned by Mr. Klingert.

(3) Includes 66,001 shares of Common Stock owned by Mr. Slavin and 37,500 shares of Common Stock that may be acquired subject to options.

(4) Includes 21,050 shares of Common Stock beneficially owned by Mr. Latimer and an option for 7,500 shares of Common Stock.

(5) Includes 12,579 shares of Common Stock beneficially owned by Mr. Lewis and an option for 37,800 shares of Common Stock.

(6) Includes 12,000 shares of Common Stock owned by Mr. Granger and options for 83,333 shares of Common Stock.

(7)  Includes 1,000 shares of Common Stock owned by Mr. Metil.

     There are no arrangements known to the Company, which at a later date may result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal year 1997, legal services were provided to the Company by Foley & Lardner, Chicago, Illinois. Mr. Stephen M. Slavin is a partner of such firm and a director of the Company.

     Pursuant to a transition agreement and general release between the Company and a founder of the Company, Mr. Glenn M. Fishbine, Mr. Fishbine continued to be compensated by the Company at his base salary through the one-month transition period ending November 30, 1997, during which he agreed to provide consulting services and advice to the Company. After the transition period he was compensated by the Company in a lump sum severance payment equal to his base salary for two months. The Company further agreed (i) to forgive, as of September 30, 1997, $167,497 of indebtedness of Mr. Fishbine to the Company,
(ii) to release the shares of Common Stock pledged by Mr. Fishbine as collateral to secure payment of Mr. Fishbine's indebtedness to the Company, and (iii) that a stock pledge agreement between Mr. Fishbine and the Company would be terminated.

     Gordon L. Bramah is the Chairman of the Board of Directors of Bramah Limited ("Bramah"), which is a significant stockholder of the Company. In connection with early stage investments made by Bramah in the Company, the Company granted Bramah an exclusive license in the United Kingdom for the Company's technology. In October 1992, the exclusive license was reacquired by the Company in return for a royalty arrangement whereby Bramah will be paid a 15% royalty on sales of the first $1.0 million of the Company's products in the United Kingdom. As of September 30, 1997, the Company accrued approximately $63,000 for royalties to Bramah on sales in the United Kingdom during fiscal 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.   Financial Statements

                  Independent Auditors' Report
                  Balance Sheets: September 30, 1997 and 1996
                  Statements of Operations: Years ended September 30, 1997, 1996 and 1995
                  Statements of Stockholders' Equity: Years ended September 30,
                        1997, 1996 and 1995
                  Statements of Cash Flows: Years ended September 30, 1997, 1996 and 1995
                  Notes to Financial Statements

         2.   Exhibits


         3.1 The Company's Certificate of Incorporation, as amended (incorporated by reference to the Registrant's Registration Statement on Form S-1, effective March 11, 1993, File No. 33-58650).

         3.2      The Company's Bylaws, as amended.

         4.1 Specimen Common Stock Certificate (incorporated by reference to the Registrant's Registration Statement on Form S-1, effective August 14, 1991, File No. 33-41080).

         4.2 8% Convertible Subordinated Debenture Due December 1, 2000 dated December 1, 1997, between the Company and KA Investments LDC.

         4.3 Rights Agreement dated May 2, 1996, between the Company and Norwest Bank, Minnesota, National Association, as Rights Agent (incorporated by reference to the Registrant's Registration on Form 8-A filed with the Securities and Exchange Commission on May 9, 1996, File No. 000-18856).

         10.1 Convertible Subordinated Debenture Purchase Agreement dated December 1, 1997, between Company and KA Investments LDC.

         10.2 Warrant dated December 1, 1997, between the Company and KA Investments LDC for the purchase of 15,000 shares of the Company's Common Stock.

         10.3 Warrant dated December 1, 1997, between the Company and Miller Johnson & Kuehn, Inc. for the purchase of 125,000 shares of the Company's Common Stock.

         10.4 Warrant dated March 18, 1997, between the Company and C. McKenzie Lewis III for the purchase of 8,000 shares of the Company's Common Stock.

         10.5 Warrant dated August 25, 1997, issued October 23, 1997, between the Company and Dennis Wendell for the purchase of 125,000 shares of the Company's Common Stock.

         10.6 Warrant dated September 25, 1997, issued October 23, 1997, between the Company and Jeffrey Whalen for the purchase of 50,000 shares of the Company's Common Stock.

         10.7 Warrant dated September 1997, issued December 13, 1997, between the Company and Joseph VanLoy for the purchase of 50,000 shares of the Company's Common Stock.

         10.8 Warrant dated January 27, 1997, between the Company and Andcor Companies, Inc. for the purchase of 10,000 shares of the Company's Common Stock.

         10.9 Warrant dated January 27, 1997, between the Company and Andcor Companies, Inc. for the purchase of 10,000 shares of the Company's Common Stock.

         10.10 Registration Rights Agreement dated December 1, 1997, between the Company and KA Investments LDC.

         10.11 Agreement and General Release dated October 1997, between the Company and Glenn M. Fishbine.

         10.12 $3.5 million Receivables Financing Line of Credit effective October 1, 1996, between the Company and Norwest Business Credit.

         10.13 Lease for Company premises dated November 7, 1989, (incorporated by reference from the Company's Registration Statement on Form S-18, effective December 6, 1990, File No. 33-36939C).

         10.14    Amendment to Lease for Company Premises dated March 11, 1996.

         10.15 1990 Stock Option Plan, as amended (incorporated by reference to the Registrant's Registration on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1997, File No. 000-18856).

         10.16 1992 Restricted Stock Plan (incorporated by reference from the Company's Registration Statement on Form S-1, effective March 11, 1993, File No. 33-58650).

         10.17 Form of Director Indemnification Agreement entered into between Registrant and outside directors.

         11.1     Computation of Net Earnings (Loss) Per Common Share.

         23.1     Consent of KPMG Peat Marwick LLP.

         24.1     Power of Attorney.

         27.1     Financial Data Schedule.

(b)      REPORTS ON FORM 8-K.

                  The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the three-month period ended September 30, 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MINNETONKA, MINNESOTA, ON THIS 23rd DAY OF DECEMBER 1997.

DIGITAL BIOMETRICS, INC.
      (REGISTRANT)                  /s/ James C. Granger
                              ---------------------------------
                                        James C. Granger
                            President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED.


SIGNATURE                       TITLE

/s/ James C. Granger                                                              December 23, 1997
----------------------------                                                      -----------------
James C. Granger                President, Chief Executive Officer                Date
                                and Director (principal executive officer)

/s/ John J. Metil                                                                 December 23, 1997
---------------------------                                                       -----------------
John J. Metil                   Chief Operating Officer                           Date
                                Chief Financial Officer (principal financial
                                Officer)

/s/ Jack A. Klingert *                                                            December 23, 1997
---------------------------
Jack A. Klingert                Director                                          -----------------
                                                                                  Date


/s/ George Latimer *                                                              December 23, 1997
---------------------------                                                       -----------------
George Latimer                  Director                                          Date



/s/ C. McKenzie Lewis III *                                                       December 23, 1997
---------------------------                                                       -----------------
C. McKenzie Lewis III           Chairman of the Board of Directors                Date



/s/ Stephen M. Slavin *                                                           December 23, 1997
---------------------------                                                       -----------------
Stephen M. Slavin               Director                                          Date


* By /s/ John J. Metil                                                            December 23, 1997
     ------------------------                                                     -----------------
     John J. Metil                                                                Date
     Attorney-In-Fact


          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
Digital Biometrics, Inc.:

     Under date of November 21, 1997, except as to note 14 (a) which is as of November 24, 1997, and note 14 (b) which is as of December 1, 1997, we reported on the balance sheets of Digital Biometrics, Inc., as of September 30, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                           KPMG Peat Marwick LLP

Minneapolis, Minnesota
November 21, 1997,
  except as to note 14(a) which
  is as of November 24, 1997,
  and note 14(b) which is as
  of December 1, 1997

                                                                     SCHEDULE II

                            DIGITAL BIOMETRICS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                  Additions
                                                      ---------------------------------
                                      Balance at        Charged to        Charged to                          Balance at
                                     Beginning of        Costs and          Other                               End of
           Description                   Year            Expenses          Accounts         Deductions           Year
--------------------------------- ------------------ ---------------- ----------------- ----------------- ------------------
Allowance for Doubtful
Accounts

          1995                            $63,000         $48,000                 --              --            $111,000

          1996                            111,000         651,000 (a)             --         69,466 (b)          692,534

          1997                            692,534         (98,660)                --        152,598 (b)          441,276


(a) Includes fourth quarter charge of $540,000 for possible write-downs in accounts receivable related to contracts for live-scan technology.

(b)  Write-off of bad debts.