Form 10-Q
period 1997-12-31
DIGITAL BIOMETRICS INC
filed 1998-02-13
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended               December 31, 1997
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number:                         0-18856
                        --------------------------------------------------------

                            DIGITAL BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                    41-1545069
           --------                                    ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

5600 Rowland Road, Minnetonka, Minnesota                  55343
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                                 (612) 932-0888
                                 --------------
              (Registrant's telephone number, including area code)


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


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value     January 31, 1998 - 12,417,001 shares
      ----------------------------     ------------------------------------
                 (Class)                           (Outstanding)

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1997
                                      INDEX

PART I - FINANCIAL INFORMATION:
                                                                           PAGE

ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED)
                     BALANCE SHEETS                                           4
                     STATEMENTS OF OPERATIONS                                 5
                     STATEMENTS OF CASH FLOWS                                 6
                     NOTES TO FINANCIAL STATEMENTS                            7

ITEM 2.         MANAGEMENT'S DISCUSSION AND                                  13
                ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION:

ITEM 1.         LEGAL PROCEEDINGS                                            18

ITEM 2.         CHANGES IN SECURITIES                                        18

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                              18

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                             18

ITEM 5.         OTHER INFORMATION                                            18

ITEM 6. (a)     EXHIBITS                                                     19
        (b)     REPORTS ON FORM 8-K                                          19

SIGNATURES                                                                   20

EXHIBIT 11      STATEMENT RE:  COMPUTATION OF LOSS                           21
                PER SHARE

EXHIBIT 27      FINANCIAL DATA SCHEDULE                                      22


TENPRINTER(R), SQUID(R) and the Company's mechanical hand logo have been registered as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the TRAK-21(TM) trademark. In addition, FC-5(TM), FC-6(TM), FC-7(TM), FC-11(TM), FC-21(TM) and FC-22(TM) are trademarks of the Company.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1997

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


         Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As provided for under the Private Securities Litigation Reform Act, the Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors, including the Company's ability to achieve profitability, introduce new products and services, build profitable revenue streams around new product and service offerings, maintain loyalty and continued purchasing of the Company's products by existing customers, collect outstanding accounts receivable and manage the concentration of credit and payment timing risks particularly regarding large customers, create and maintain satisfactory distribution and operations relationships with AFIS vendors, attract and retain key employees, secure timely and cost-effective availability of product components, meet increased competition, maintain adequate working capital and liquidity and upgrade products and develop new technologies. For a more complete description of such factors, see "Cautionary Statements" under
Item 7 of the Company's Form 10-K report for the year ended September 30, 1997, filed December 23, 1997 with the Securities and Exchange Commission.

                            DIGITAL BIOMETRICS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                         December 31,      September 30,
                                                                                             1997              1997
                                                                                         -------------     -------------
Current assets:
     Cash and cash equivalents (note 2)                                                  $   1,204,282     $   1,891,397
     Marketable securities (notes 2 and 3)                                                        --             154,808
     Accounts receivable, less allowance for doubtful accounts of $436,510 and
         $441,276, respectively                                                              4,786,027         5,161,356
     Inventory (note 4)                                                                      2,241,785         2,294,593
     Prepaid expenses and other costs                                                          184,867           163,594
                                                                                         -------------     -------------
         Total current assets                                                                8,416,961         9,665,748
                                                                                         -------------     -------------

Property and equipment                                                                       2,158,732         2,027,737
     Less accumulated depreciation and amortization                                         (1,215,711)       (1,113,185)
                                                                                         -------------     -------------
                                                                                               943,021           914,552
                                                                                         -------------     -------------

Patents, trademarks, copyrights and licenses, net of accumulated amortization of
     $166,972 and $156,171, respectively                                                       124,231           118,938
Deferred issuance costs on convertible debentures, net of accumulated amortization of
     $3,958 and $0, respectively (note 7)                                                      138,542              --
                                                                                         -------------     -------------
                                                                                         $   9,622,755     $  10,699,238
                                                                                         =============     =============


Current liabilities:
     Accounts payable                                                                    $     738,062     $   1,451,779
     Accrued warranty                                                                          480,911           584,676
     Deferred revenue                                                                          973,471           677,925
     Other accrued expenses (note 6)                                                           869,815           819,610
                                                                                         -------------     -------------
         Total current liabilities                                                           3,062,259         3,533,990

Convertible debentures (note 7)                                                                446,667              --
                                                                                         -------------     -------------
         Total liabilities                                                                   3,508,926         3,533,990
                                                                                         -------------     -------------

Stockholders' equity (note 8):
     Common Stock, $.01 par value. Authorized, 20,000,000 shares; issued
         and outstanding 12,417,001 and 12,361,038 shares, respectively                        124,170           123,610
     Additional paid-in capital                                                             42,696,458        42,439,576
     Unrealized losses on marketable securities (notes 2 and 3)                                   --              (1,639)
     Deferred compensation                                                                     (60,000)          (73,500)
     Accumulated deficit                                                                   (36,646,799)      (35,322,799)
                                                                                         -------------     -------------
         Total stockholders' equity                                                          6,113,829         7,165,248

                                                                                         -------------     -------------
                                                                                         $   9,622,755     $  10,699,238
                                                                                         =============     =============

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                          December 31,
                                                      1997              1996
                                                 -------------     -------------
Revenues:
     Identification systems                      $   1,690,249     $   1,616,314
     Maintenance and other services                    581,891           399,159
                                                 -------------     -------------
         Total revenues                              2,272,140         2,015,473
                                                 -------------     -------------

Cost of revenues:
     Identification systems                          1,430,548           848,697
     Maintenance and other services                    384,501           556,944
                                                 -------------     -------------
         Total cost of revenues                      1,815,049         1,405,641
                                                 -------------     -------------
     Gross margin                                      457,091           609,832
                                                 -------------     -------------

Selling, general and administrative expenses:
     Sales and marketing                               516,501           525,969
     Engineering and development                       700,292           738,173
     General and administrative                        477,566           418,638
                                                 -------------     -------------
         Total expenses                              1,694,359         1,682,780
                                                 -------------     -------------

Loss from operations                                (1,237,268)       (1,072,948)

Other income (expense):
     Interest income                                    12,005            86,934
     Interest expense (note 7)                         (94,070)         (106,616)
     Loss on disposal of fixed assets                   (4,667)             --
                                                 -------------     -------------
         Total other income (expense)                  (86,732)          (19,682)
                                                 -------------     -------------

         Net loss                                $  (1,324,000)    $  (1,092,630)
                                                 =============     =============

Net loss per common share                        $       (0.11)    $       (0.10)
                                                 =============     =============

Weighted average common shares outstanding          12,361,646        10,862,607
                                                 =============     =============

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                           December 31,
                                                                  -----------------------------
                                                                      1997             1996
                                                                  ------------     ------------
Cash flows from operating activities:
         Net loss                                                 $ (1,324,000)    $ (1,092,630)
         Adjustments to reconcile net loss to net cash used in
         operating activities:
                  Provision for doubtful accounts receivable             9,610            5,000
                  Deferred compensation amortization                    13,500           18,000
                  Depreciation and amortization                        120,479          143,815
                  Loss on disposal of fixed assets                       4,667             --
                  Loss from paydowns on marketable securities            1,315             --
                  Interest expense amortization for the
                       intrinsic value of the beneficial
                       conversion feature of convertible
                       debentures                                       83,334             --
                  Interest expense on debentures converted
                       into common stock                                  --              1,667

         Changes in operating assets and liabilities:
                  Accounts receivable                                  365,719           40,959
                  Inventories                                           52,808         (435,907)
                  Prepaid expenses                                     (21,273)        (168,107)
                  Accounts payable                                    (713,717)        (426,582)
                  Deferred revenue                                     295,546           51,384
                  Accrued expenses                                     (20,618)         (11,304)
                                                                  ------------     ------------
         Net cash used in operating activities                      (1,132,630)      (1,873,705)
                                                                  ------------     ------------

Cash flows from investing activities:
         Purchase of property and equipment                           (138,524)         (42,920)
         Patents, trademarks, copyrights and licenses                  (16,093)         (12,516)
         Proceeds from marketable securities                           155,132          337,194
                                                                  ------------     ------------
         Net cash provided by investing activities                         515          281,758
                                                                  ------------     ------------

Cash flows from financing activities:
         Issuance of convertible debentures, net                       445,000             --
         Net advances on line of credit                                   --          1,650,000
                                                                  ------------     ------------
         Net cash provided by financing activities                     445,000        1,650,000
                                                                  ------------     ------------

Increase (decrease) in cash and cash equivalents                      (687,115)          58,053

Cash and cash equivalents at beginning of period                     1,891,397          466,990
                                                                  ------------     ------------

Cash and cash equivalents at end of period                        $  1,204,282     $    525,043
                                                                  ============     ============

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Digital Biometrics, Inc., (the Company) was incorporated in Minnesota in May, 1985 and reincorporated in Delaware in December, 1986. The Company is a developer, manufacturer, marketer and integrator of computer-based products and services for the identification of individuals. The Company is a leading vendor of products employing "biometric" technology, the science of the identification of individuals through the measurement of distinguishing biological characteristics. The Company's principal product is the TENPRINTER(R) system for "live-scan" fingerprint capture used mainly in law enforcement applications. The TENPRINTER(R) is a computer-based system with patented high-resolution optics which captures, digitizes, prints and transmits forensic-grade fingerprint images. The Company also offers high-resolution single-fingerprint capture products for commercial and governmental identification applications. The Company has also recently established a systems integration services business (the "Integrated Identification Solutions Division" or "IIS") focused on the integration of biometric and other identification technologies into applications for commercial and government markets. Substantially all of the Company's revenues in the first three months of fiscal 1998 and fiscal 1997 came from live-scan systems sales, maintenance and applications development services for the law enforcement market.

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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

(2) ACCOUNTING POLICIES

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 73% and 89%, respectively, of customer accounts receivable at December 31, 1997 and September 30, 1997 were from government agencies, of which 31% and 39%, respectively, were from a single customer. Sales to one customer in the three-month period ended December 31, 1997 accounted for 31% of total revenues, and sales to two customers in the three-month period ended December 31, 1996 accounted for 17% and 12% of total revenues. Export sales for the three-month period ended December 31, 1997 were 32% of total revenues as compared to less than 1% for the same period in 1996.

STATEMENT OF CASH FLOWS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.

             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                         Three Months Ended
                                                            December 31,
                                                         1997          1996
                                                       ---------    ---------

             Cash paid during the period for interest     $3,157      $37,370
                                                       =========    =========

For supplemental disclosure of non-cash investing and financing activities see notes 7 and 8.

EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which simplifies the standards for computing earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. All prior-period earnings per share amounts must be restated to conform to SFAS 128. The Company has adopted SFAS No. 128 during the first quarter of fiscal 1998.

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

(2) ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER COMMON SHARE

         Net loss per common share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Net loss per common share does not consider common stock equivalents. Diluted earnings per share is not included herein as the impact of common stock equivalents is antidilutive.

(3) MARKETABLE SECURITIES

         Marketable securities consist primarily of collateralized mortgage-backed securities. Net realized and unrealized gains and losses are determined on the specific identification cost basis. Realized losses from paydowns of marketable securities were $1,000 for the three-month period ended December 31, 1997. There were no realized losses from sales of marketable securities for the three-month period ended December 31, 1996. Unrealized gains and losses are reflected as a separate component of stockholders' equity.

(4) INVENTORY

         Inventory is valued at standard which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                               December 31,     September 30,
                                                   1997              1997
                                               ------------     -------------

              Components and purchased
                 subassemblies                     $876,941        $1,054,606
              Work in process                       841,153           699,097
              Finished goods                        523,691           540,890
                                               ------------     -------------
                                                 $2,241,785        $2,294,593
                                               ============     =============

(5) LINES OF CREDIT

         The Company has a receivables financing line of credit for the lesser of eligible receivables or $3,500,000 with Norwest Business Credit. Borrowings under this line of credit are secured by all assets of the Company. The line bears interest at 1.5% above the prime rate (8.5% at December 31, 1997), is payable upon demand and expires in March 31, 1998. For the period from September 30, 1997 through January 31, 1998, the minimum interest shall be $10,000 per the terms of the agreement. For the period from February 1, 1998 through March 31, 1998, the minimum interest

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

(5) LINES OF CREDIT (CONTINUED)

shall be $5,000 per the terms of the agreement. There were no borrowings under the line at December 31, 1997. The Company anticipates renewal of the line upon expiration.

         The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate and are payable upon demand. The line expires in March 1998. There were no amounts borrowed under the line at December 31, 1997.

(6) OTHER ACCRUED EXPENSES

                                                    December 31,   September 30,
                                                       1997            1997
                                                    ------------   ------------
             Other accrued expenses consist of:
                 Accrued salaries and commissions   $   281,312      $  265,707
                 Accrued vacation                       108,311         121,994
                 Accrued installation costs             168,900          97,750
                 Other accrued expenses                 311,292         334,159
                                                    -----------    ------------
                                                       $869,815        $819,610
                                                    ===========    ============

 (7) 8% CONVERTIBLE SUBORDINATED DEBENTURES

         To provide additional working capital, on December 1, 1997, the Company entered into a convertible subordinated debenture purchase agreement ("Purchase Agreement") with a private investor, providing for the Company's issuance and sale of up to an aggregate of $2,500,000 of 8% Convertible Debentures ("Debentures") in tranches of $500,000 each. The first tranche was sold on December 1, 1997. Additional tranches may be issued upon request of the Company within 90 days of each previous tranche, if the Company meets all conditions to issuance including, but not limited to, conditions requiring the Company to have effective and maintain a registration statement with the Securities and Exchange Commission covering shares issuable upon conversion of the Debentures and a requirement that the Company's market capitalization be at least $12 million. The initial tranche sold in the amount of $500,000 on December 1, 1997, is convertible in whole or in part at the option of the holder, with accrued interest, into Common Stock, at a conversion price equal to the lesser of the average closing price of the five consecutive trading days preceding the transaction ($1.96 per share) or 80% of the average closing price of the five consecutive trading days preceding the conversion date. Future tranches may be convertible on a similar basis but the conversion prices will be related to the lesser of the market price on the issue date or the market price on the conversion date. The Company has the right, exercisable at any time upon two trading days notice to the purchaser of the debentures given at any time the Company receives a conversion notice and the conversion price in effect in connection with such conversion notice is less than $1.25, to repay all or any portion of the outstanding principal amount of the debentures which have been tendered for conversion, at a price equal to the sum of 120% of the aggregate principal amount of debentures to

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

(7) 8% CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED)

be repaid. In connection with the Purchase Agreement, the Company has agreed to issue to the purchaser of the debentures, upon the sale of each tranche warrants to purchase 15,000 of Common Stock exercisable at $2.50 per share up to a maximum 75,000 shares. Also, in connection with the transaction, the Company paid $40,000 of fees to an investment-banking firm and issued a warrant to purchase 125,000 shares of Common Stock at an exercise price of $2.00 per share. The estimated value of this warrant is $87,500 which is a debt issuance cost to be written off to interest expense over the term of the Debentures. The Purchase Agreement includes a beneficial conversion feature. The intrinsic value of the beneficial conversion feature of each tranche will be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the vesting period of the conversion feature. The intrinsic value of the conversion feature of the first tranche is $125,000. Net proceeds to the Company are being used for working capital, business development and other general corporate purposes.

         As of December 31, 1997, none of this issuance of 8% Convertible Debentures has been converted to Common Stock.

(8) STOCKHOLDERS' EQUITY

         During the three-month period ended December 31, 1997, the Company granted 112,000 shares pursuant to discretionary stock option awards to non-executive employees. These options are exercisable at prices ranging from $1.56 to $2.06 per share and expire in 2007.

         Effective with their acceptance of employment with the Company in October 1997, warrants to purchase 250,000 shares of Common Stock were issued to non-executive employees. These warrants are exercisable at $1.875 per share and expire on August 17, 2002.

         Effective December 31, 1997, the Company issued 55,963 shares of common stock to satisfy the Company's discretionary matching to employees electing participation in the Company's 401(k) retirement plan. This issuance increased common stock and additional paid-in capital by $87,442 and reduced accrued compensation by the same amount.

(9) LITIGATION

         On June 1, 1995, the Company filed a complaint for patent infringement against Identix, Inc., of Sunnyvale, California, in the U.S. District Court for the Northern District of California. The complaint alleges that Identix has willfully and deliberately infringed a Company patent through the manufacture, use and/or sale of competing products. The alleged infringement pertains to how rolled fingerprint images are obtained optically and how they are mathematically represented in storage. The Identix TP-600 and TP-900 devices are both alleged to infringe on the Company patent. This

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

(9) LITIGATION

technology is a fundamental aspect of the fingerprint capture task in forensic quality live-scan. The complaint seeks, among other things, an injunction prohibiting further infringement as well as unspecified monetary damages. Identix has responded to the complaint alleging, among other purported defenses, non-infringement and patent invalidity.

         On August 27, 1996, the judge assigned to the case granted a partial summary judgment in favor of Identix dismissing the Company's claims of patent infringement with respect to Identix's Touchprint 600 product line. A predecessor product, the Touchprint 900, received a similar ruling in favor of Identix on December 20, 1996. In January 1997, the Company filed an appeal of the court's decision of non-infringement. These appeals are decided by the Federal Circuit which is a Court of Appeals in Washington D.C. On October 8, 1997, the appeal was argued before the Court. As of the date of this filing, no appellate decision has been issued. Further, a prediction of the final outcome of the appeal is not possible. In the event the Company does not prevail in this litigation, its competitive position could be adversely affected.

         Except for the foregoing, there are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.

(10) JOINT VENTURE WITH GRAND CASINOS, INC.

         On November 24, 1997, the Company entered into a letter of intent to form a joint venture with Grand Casinos Inc. to further develop, test and market the TRAK-21 automated player tracking system. It is anticipated that a definitive agreement will be reached during the second quarter of fiscal 1998 with deployment of a system based on TRAK-21 technology in a Grand Casino property also in 1998.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a developer, assembler, marketer and integrator of computer-based products and services for the identification of individuals. Most of the Company's sales have been to state and local law enforcement agencies and, to date, have consisted primarily of TENPRINTER systems and related peripheral equipment, software and services.

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

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

         Total revenues were $2,272,000 for the three months ended December 31, 1997 compared with $2,015,000 for the same prior-year period. Identification system product revenues were $1,690,000 compared with $1,616,000 in the same prior-year period. The increase is due primarily to an increase in the number of TENPRINTER systems sold during the three months ended December 31, 1997.

         For the three-month period ended December 31, 1997, sales to one customer accounted for approximately 31% of total revenues. Sales to two different customers during the three months ended December 31, 1996 accounted for approximately 17% and 12% of total revenues. Export revenues for the three-month period ended December 31, 1997 were 32% of total revenues compared with less than 1% during the same prior-year period.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

         Product maintenance and service revenues were $582,000 for the three months ended December 31, 1997 compared with $399,000 for the same prior-year period, an increase of 46%. This increase is due primarily to a larger installed base of TENPRINTER systems covered by maintenance agreements, an increase in maintenance rates effective with maintenance contract renewals, and an increase in "time and materials" and similar maintenance revenues.

         Overall gross margins for the three months ended December 31, 1997 were 20% as compared with 30% of sales for the same prior-year period. Gross margins on identification system sales were 15% for the three months ended December 31, 1997 compared with 47% in the same prior-year period. This decrease is due to low production volume in the three-month period ended December 31, 1997, higher levels of warranty and installation accruals than in the prior-year period, and an unfavorable product mix impact.

         Product maintenance and service margins for the three months ended December 31, 1997 and 1996 were 34% and (40%), respectively, of maintenance and support revenues. The substantial improvement in product maintenance and support margins is due mainly to the favorable impact of higher revenues, improved efficiency from utilization of Company employees instead of outside contractors in providing maintenance services, and accrual offsets established during fiscal year 1997 for planned losses on a maintenance contract.

         Sales and marketing expenses for the three-month period ended December 31, 1997 were 23% of total revenues compared to 26% for the same three-month prior-year period. The decrease in sales and marketing costs as a percentage of total revenue is due primarily to higher revenue and a reduction in personnel and associated employee-related costs, partially offset by higher contractor costs and accrued royalties on international shipments. Engineering and development expenses were 31% of total sales for the three-month period ended December 31, 1997 compared to 37% for the same period a year ago. This decrease is due primarily to reduced new product development costs related to the S-Series introduction and to a lesser extent, the increase in revenues, partially offset by additional personnel-related costs associated with the newly established Integrated Identification Solutions Division. General and administrative expenses for the three-month periods ended December 31, 1997 and 1996 were 21% of total revenues.

         Interest income decreased to $12,000 for the three months ended December 31, 1997 from $87,000 for the same period in 1996 due to lower balances of cash and marketable securities.

         Interest expense decreased to $94,000 for the three months ended December 31, 1997 from $107,000 for the same prior-year period, primarily due to a reduced balance of 8% convertible debentures outstanding offset by a non-cash charge during the three-month period ended December

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

31, 1997 of $83,000 for the intrinsic value of the beneficial conversion feature of convertible debentures issued on December 1, 1997.

         The Company incurred a net loss for the three-month period ended December 31, 1997 of $1,324,000 ($0.11 per share) as compared with $1,093,000
($0.10 per share) for the same prior-year period.

INFLATION

         The Company does not believe inflation has significantly impacted revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

         At December 31, 1997, the Company had carryforwards of net operating losses of approximately $32,000,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount approximately $2,200,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital. The carryforwards expire annually beginning in 1999. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the published U.S. Internal Revenue Service long-term federal tax exempt rate. A total of $3,700,000 of the net operating loss carryforwards at December 31, 1997 is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $28,300,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         For the period from the Company's inception in 1985 through December 31, 1997, the Company's cumulative deficit was $36,647,000. Losses are expected to continue until revenues and gross margin from sales of the Company's current and future products and services are sufficient to cover the level of operating expenses required for the Company's operations.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1997

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

         The Company entered into a receivables financing line of credit effective October 1, 1996, for the lesser of eligible receivables or $3,500,000 with Norwest Business Credit. Borrowings under this line of credit are secured by all assets of the Company. The line bears interest at 1.5% above the prime rate (8.5% at December 31, 1997), is payable upon demand and expires in March 1998. For the period from September 30, 1997, through January 31, 1998, the minimum interest shall be $10,000 per the terms of the agreement. For the period from February 1, 1998, through March 31, 1998, the minimum interest shall be $5,000 per the terms of the agreement. There were no borrowings under the line at December 31, 1997. The Company anticipates renewal of the line upon expiration.

         The Company has a $200,000 line of credit with First Bank Minneapolis, secured by cash deposits. Borrowings under the line bear interest at the prime rate and are payable upon demand. The line expires in March 1998. There were no borrowings under the line at December 31, 1997.

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

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

conversion, at a price equal to the sum of 120% of the aggregate principal amount of debentures to be repaid. In connection with the Purchase Agreement, the Company has agreed to issue to the purchaser of the debentures, upon the sale of each tranche warrants to purchase 15,000 of Common Stock exercisable at $2.50 per share up to a maximum of 75,000 shares. Also, in connection with the transaction, the Company paid $40,000 of fees to an investment-banking firm and issued a warrant to purchase 125,000 shares of Common Stock at an exercise price of $2.00 per share. The estimated value of this warrant is $87,500 which is a debt issuance cost to be written off to interest expense over the term of the Debentures. The Purchase Agreement includes a beneficial conversion feature. The intrinsic value of the beneficial conversion feature of each tranche will be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the vesting period of the conversion feature. The intrinsic value of the conversion feature of the first tranche is $125,000. Net proceeds to the Company are being used for working capital, the development of new business opportunities, and other general corporate purposes.

ANALYSIS OF CASH FLOWS FROM OPERATIONS

         Net cash used in operating activities was $1,133,000 for the three months ended December 31, 1997 compared with $1,874,000 for the same prior-year period. The decrease in cash used in operating activities was primarily a result of changes in operating assets and liabilities. Cash flows from changes in operating assets and liabilities changed from cash used of $950,000 in the prior-year period to cash used of $42,000 in the three-month period ended December 31, 1997. This $908,000 improvement in cash flow from operating assets and liabilities resulted primarily from improved accounts receivable and inventory balances.

         Net cash provided by investing activities was less than $1,000 for the three months ended December 31, 1997 as compared with $282,000 in the same prior-year period. The change was primarily due to a decrease in proceeds from paydowns of marketable securities, and to a lesser extent, increased capital expenditures during the three months ended December 31, 1997 to support establishment of the IIS Division.

         Net cash provided by financing activities was $445,000 during the three months ended December 31, 1997, as compared to $1,650,000 during the same prior-year period. This decrease is due primarily to the absence of borrowings under lines of credit at December 31, 1997 as compared to the prior year. The cash provided by financing activities during the current-year period was from the issuance of 8% convertible subordinated debentures as noted above and in
Note 7.

         At December 31, 1997, the Company had $1,204,000 in cash and cash equivalents.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1997

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  On June 1, 1995, the Company filed a complaint for patent infringement against Identix, Inc., of Sunnyvale, California, in the U.S. District Court for the Northern District of California. The complaint alleges that Identix has willfully and deliberately infringed a Company patent through the manufacture, use and/or sale of competing products. The alleged infringement pertains to how rolled fingerprint images are obtained optically and how they are mathematically represented in storage. The Identix TP-600 and TP-900 devices are both alleged to infringe on the Company patent. This technology is a fundamental aspect of the fingerprint capture task in forensic quality live-scan. The complaint seeks, among other things, an injunction prohibiting further infringement as well as unspecified monetary damages. Identix has responded to the complaint alleging, among other purported defenses, non-infringement and patent invalidity.

                  On August 27, 1996, the judge assigned to the case granted a partial summary judgment in favor of Identix dismissing the Company's claims of patent infringement with respect to Identix's Touchprint 600 product line. A predecessor product, the Touchprint 900, received a similar ruling in favor of Identix on December 20, 1996. In January 1997, the Company filed an appeal of the court's decision of non-infringement. These appeals are decided by the Federal Circuit which is a Court of Appeals in Washington D.C. On October 8, 1997, the appeal was argued before the Court. As of the date of this filing, no appellate decision has been issued. Further, a prediction of the final outcome of the appeal is not possible. In the event the Company does not prevail in this litigation, its competitive position could be adversely affected.

                  Except for the foregoing, there are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1997

PART II - OTHER INFORMATION (CONTINUED)

ITEM 6. (a)  EXHIBITS

             Exhibit 11 Statement re: Computation of loss per share
             Exhibit 27 Financial Data Schedule

        (b)  REPORTS ON FORM 8-K

                   There were no reports on Form 8-K filed by the Company during the three-month period ended December 31, 1997.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1997

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DIGITAL BIOMETRICS, INC.
                                                (Registrant)



February 13, 1998                       s/John J. Metil
                                        -----------------------------
                                               John J. Metil
                             Chief Financial Officer and Chief Operating Officer