Form 10-K/A
period 1997-09-30
DIGITAL BIOMETRICS INC
filed 1998-02-23
CIK 868373

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

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS REPORT INCLUDE FORWARD-LOOKING STATEMENTS MADE WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AND INVOLVE RISKS AND UNCERTAINTIES WHICH ARE DESCRIBED MORE FULLY IN THE SECTION BELOW CAPTIONED "CAUTIONARY STATEMENTS." IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS.


                                     PART I

ITEM 1.       BUSINESS

GENERAL


     Digital Biometrics, Inc. (the "Company") develops, manufactures, markets and integrates computer-based products and services for the identification of individuals. The Company is a leading vendor of products employing "biometric" technology, the science of identifying individuals by measuring distinguishing biological characteristics. Digital Biometrics' principal product is the TENPRINTER(R) system for "live-scan" fingerprint capture used mainly in law enforcement applications. The TENPRINTER is a computer-based system with patented high-resolution optics, which captures, digitizes, prints and transmits forensic-grade fingerprint images.

     The Company also offers high-resolution single-fingerprint capture products for commercial and governmental identification applications and has recently established a systems integration services business focused on integrating biometric and other identification technologies into applications for government and commercial markets.


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


     The Company's strategy is to continue to market TENPRINTER systems to law enforcement agencies, but also to expand the Company's product and services offerings as well as the markets which the Company serves. The law enforcement market for live-scan biometric products is well established. The Company believes that there is increasing interest from other governmental and commercial markets to employ biometric identification technologies and products to improve security and to assure proper access. Digital Biometrics intends to aggressively pursue these emerging opportunities.


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

LAW ENFORCEMENT AND REGULATORY AGENCY MARKETS


     Fingerprint identification was the first biometric technique to achieve widespread acceptance. Prior to the introduction of sophisticated computer-based fingerprint capture and matching technologies, manually taken fingerprints were manually cross-checked against collections of paper-and-ink fingerprint records to identify individuals and to positively associate them with crime scenes. In the United States, over 8,500,000 fingerprint cards are submitted every year to the Federal Bureau of Investigation (FBI), and thousands are collected by state and local law enforcement agencies. To manage these large quantities of data, computerized databases for fingerprint classification and identification were introduced in the 1970s. These systems, known as Automatic Fingerprint Identification Systems ("AFIS"), greatly improved the speed and efficiency of fingerprint searches. Current AFIS systems are capable of performing several thousand comparisons of fingerprints per second. These systems present a trained fingerprint examiner with a short list of candidate prints from which the examiner makes a final visual determination of whether two prints are identical.


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


     The Company's sales have historically included large purchases by a relatively small number of customers. For the fiscal years ended September 30, 1997, 1996 and 1995 sales to three customers in 1997, two customers in 1996 and two customers in 1995 accounted for 43%, 30% and 52%, respectively, of annual revenues. This concentration of sales among few relatively large customers may continue in the foreseeable future. Furthermore, the nature of the law enforcement market and the government procurement process is expected to result in a continued irregular and unpredictable revenue cycle in this business segment for the Company.


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

OTHER PRODUCTS FOR LAW ENFORCEMENT


     The SQUID(R) system is a lightweight, portable, hand-held unit designed for use in the police patrol car. The SQUID system captures "on-the-spot" fingerprints which can then be relayed from the patrol car to a communications center where identification can take place. This product will permit patrol officers to obtain positive identification without transporting suspects to the police station. The SQUID system is being designed and manufactured to specifications of the FBI NCIC 2000 project which is currently planned to be operational in 1999. The SQUID system is currently being marketed on a limited basis.

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


GAMING



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

PROPRIETARY TECHNOLOGY


     The Company owns federally registered trademarks for the mark TENPRINTER, the Company's mechanical hand logo, and SQUID. The Company has applied for trademark registration for TRAK-21. The Company also claims trademark rights in the product names FC-5, FC-6, FC-7, FC-11, FC-21 and FC-22, but has not filed federal trademark applications for such marks.


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


     A field service and sales office is located in Los Angeles, California, in approximately 3,400 square feet of space in an industrial office park. This space is occupied under a lease expiring in December 1997. This lease is a year-to-year arrangement, and is currently under negotiation for renewal.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders during the three months ended September 30, 1997.


EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age     Position
----                     ---     --------

James C. Granger         51      President, Chief Executive Officer and Director

John J. Metil            47      Chief Operating Officer and Chief Financial
                                 Officer

Barry A. Fisher          43      Vice President - Sales, Marketing and Business
                                 Development

Roman A. Jamrogiewicz    45      Vice President - Engineering

Michel R. Halbouty       56      Vice President - Operations

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

JOHN J. METIL. Mr. Metil has served as the Company's Chief Operating Officer and Chief Financial Officer since joining the Company in April 1997. From August 1992 through April 1997, Mr. Metil served as Executive Vice President with Zebulon Group, Inc. Previously, he was a co-founder and served as Chief Financial Officer of Tricord Systems, Inc., and held senior finance and corporate development positions at National Computer Systems, Control Data Corporation and Pillsbury Company.

BARRY A. FISHER. Mr. Fisher has served as Vice President of Sales, Marketing and Business Development since joining the Company in March 1997. From July 1995 through March 1997, Mr. Fisher served as Vice President of Sales with American Connexions, a national sales management company. From January 1988 though July 1995, he served as Vice President of Sales for Recovery Engineering. From September 1976 through January 1988, he held senior management positions at the Tennant Company.

ROMAN A. JAMROGIEWICZ. Mr. Jamrogiewicz has served as Vice President of Engineering since joining the Company in May 1997. From November 1977 through April 1997, Mr. Jamrogiewicz was employed with Alliant Tech Systems and served as Business Segment Director and held positions of Director for Advanced Development, Program Director and Director of Software Engineering.

MICHEL R. HALBOUTY. Mr. Halbouty has served as Vice President of Operations since joining the Company in May 1997. Mr. Halbouty served as Vice President of Manufacturing with NetStar, Inc. from May 1992 through May 1997. He also held senior management positions with Lee Data Corporation and Control Data.


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

         (b) Issuance of Warrants for Services. In consideration of services rendered or to be rendered, the Company issued warrants to purchase its Common Stock to the following persons or companies:


                                             RELATIONSHIP         NUMBERS OF       EXERCISE       ISSUE OR EFFECTIVE
                      NAME                    TO COMPANY            SHARES           PRICE               DATE
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


     Engineering and development expenses increased to 55% of total revenues in 1996 from 31% in 1995. Engineering and development expenses during 1996 include fourth-quarter charges of $374,000 related to adjustments of unreimbursed manufacturing setup costs of an international development project. After adjustment, engineering and development expenses for 1996 and 1995 are net of reimbursements for international development costs of $88,000 and $773,000, respectively.


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

ISSUANCE OF 8% CONVERTIBLE SUBORDINATED DEBENTURES AND WARRANTS SUBSEQUENT TO FISCAL YEAR END


     To provide additional working capital, on December 1, 1997, the Company entered into a convertible subordinated debenture purchase agreement ("Purchase Agreement") with a private investor, providing for the Company's issuance and sale of up to an aggregate of $2,500,000 of 8% Convertible Debentures (the "Debentures") in tranches of $500,000 each. The first tranche was sold on December 1, 1997. Additional tranches may be issued upon request of the Company within 90 days of each previous tranche, if the Company meets conditions to issuance including, but not limited to, conditions requiring the Company to have effective and maintain a registration statement with the Securities and Exchange Commission covering shares issuable upon conversion of the Debentures, and a requirement that the Company's market capitalization be at least $12 million. The initial tranche sold in the amount of $500,000 on December 1, 1997 is convertible in whole or in part at the option of the holder, with accrued interest, into Common Stock, at a conversion price equal to the lesser of $1.96 per share or 80% of the average closing price of the five consecutive trading days preceding the conversion date. Future tranches may be convertible on a similar basis but the conversion prices will be related to the lesser of the market price on the issue date and the market price on the conversion date. The Company has the right, exercisable at any time upon two trading days notice to the purchaser of the debentures given at any time the Company receives a conversion notice and the conversion price in effect in connection with such conversion notice is less than $1.25, to repay, from funds legally available therefore at the time of such conversion, all or any portion of the outstanding principal amount of the debentures which have been tendered for conversion, at a price equal to the sum of 120% of the aggregate principal amount of debentures to be repaid. In connection with the Purchase Agreement, the Company has agreed to issue to the purchaser of the debentures, upon the sale of each tranche warrants to purchase 15,000 of Common Stock exercisable at $2.50 per share up to a maximum of 75,000 shares. Also, in connection with the transaction, the Company paid $40,000 of fees to an investment-banking firm and issued a warrant to purchase 125,000 shares of Common Stock at an exercise price of $2.00 per share. The estimated value of this warrant is $87,500 which is a debt issuance cost to be written off to interest expense over the term of the Debentures. The Purchase Agreement includes a beneficial conversion feature. The intrinsic value of the beneficial conversion feature of each tranche will be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the vesting period of the conversion feature. The intrinsic value of the conversion feature of the first tranche is $125,000. Net proceeds to the Company will be used for working capital, the development of new business opportunities, and other general corporate purposes.


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


     Net cash used in financing activities was $1,213,000 for the year ended September 30, 1997, as compared to net cash provided by financing activities of $10,230,000 in 1996. Borrowings under lines of credit were $1,255,000 at September 30, 1996. On September 29, 1995, the Company completed a private placement to offshore accredited investors of $10,900,000 of 8% Convertible Debentures due September 29, 1998 (the "1995 Debentures"), all of which were converted to 4,237,748 shares of Common Stock as of September 30, 1997. The average conversion price was $2.70 per share. Net proceeds to the Company during fiscal 1996 after placement fees but before legal and other expenses were $10,109,750. Interest accrued on the 1995 Debentures was also payable in Common Stock at the time of conversion at the conversion price as described above. In addition to the cash placement fee, a warrant to purchase 112,893 shares of the Company's Common Stock at $8.40 per share was granted to the placement agent for this offering. The warrant was valued at $112,893, which is reflected as a discount on the 1995 Debentures and was amortized as interest expense over the term of the 1995 Debentures. The intrinsic value of the beneficial conversion feature was allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the vesting period of the conversion feature. Net proceeds to the Company were used for working capital, product development and other corporate purposes.


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

WORKING CAPITAL AND LIQUIDITY


     Due primarily to continuing operating losses, the Company has not yet achieved positive cash flow. The Company has been and continues to be reliant on the availability of outside capital to sustain its operations. Management believes that cash and cash equivalents, accounts receivable and working capital provided from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements, including the investment required to capitalize on new business opportunities. Risks related to the Company's ability to maintain adequate working capital and liquidity include the continued availability of bank credit after the expiration of the Company's current accounts receivable line of credit in January 1998; the availability of future tranches of capital under the terms of the 1997 Convertible Subordinated Debenture Purchase Agreement (see note 14 to the Financial Statements below); and the Company's ability to satisfy contract requirements to insure payment by customers of accounts receivable at such times and in such amounts as to enable the Company to meet its payment obligations. The Company has experienced problems from time to time in satisfying customer contract requirements and other negotiated commitments, particularly with respect to contracts which involve the delivery of new products or systems. These problems have resulted in substantial increased costs associated with the installation and service of such systems. Furthermore, there can be no assurance that further financing may not be required, or, if further financing is required, that it will be available on terms that are acceptable or favorable to the Company.


LAW ENFORCEMENT MARKET CHARACTERISTICS RESULT IN IRREGULAR REVENUE CYCLES


     The Company's performance in any one reporting period is not necessarily indicative of sales trends or future performance. Law enforcement agencies are subject to political and budgetary constraints and the nature of the law enforcement market and government procurement processes are expected to continue to result in irregular and unpredictable revenue cycles for the Company. In many instances, customer procurements are dependent on the continued availability of state or federal government grants and general tax funding. The Company's ability to become profitable will depend on its ability to continually find new customers for its products and maintain its existing customer base in an increasingly competitive market.


LOCAL GOVERNMENTAL CREDIT CONSIDERATIONS

     The Company extends substantial credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 89%, and 70%, respectively, of customer accounts receivable at September 30, 1997 and 1996 were from government agencies, of which 39% and 40%, respectively, were from individual customers. For the years ended September 30, 1997, 1996 and 1995, sales to three customers in 1997 accounted for 43%, two customers in 1996 accounted for 30%, and two customers in 1995 accounted for 52%, respectively, of annual sales. Sales to sizeable customers requiring large and sophisticated networks of TENPRINTER systems and peripheral equipment often include technical requirements which may not be fully known at the time requirements are specified by the customer. In addition, contracts may specify performance criteria, which must be satisfied before the customer accepts the products and services. Collection of accounts receivable may be dependent on completion of customer requirements, which may be unpredictable and not fully understood at the time of acceptance of the order by the Company, and may involve investment of additional Company resources. These investments of additional resources are accrued when amounts can be estimated but may be uncompensated and negatively impact profit margins and the Company's liquidity.


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


GAMING MARKET ENTRY RISKS


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

SYSTEMS INTEGRATION AND NEW PRODUCT OPPORTUNITIES


     The Company has recently established a systems integration division designated as the Integrated Identification Solutions Division or "IIS". This is a start-up operation with the normal risks, attendant to the establishment of a new business. The ability of this new enterprise to ultimately generate revenues and profits is as yet undetermined. The Company believes it must invest significant resources to attract key employees, build a technical infrastructure and market the capabilities of the division to prospective customers prior to attracting any significant base of customers. It cannot be known whether sufficient profits will ultimately be generated to provide a return on this investment. While the Company believes that it has identified areas of market opportunity not well served by current participants, competition can be expected to increase, and such potential competitors may have greater financial, technical, marketing and other resources available than the Company.

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


YEAR 2000 IMPACT ON COMPUTER SYSTEMS


     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinquish 21st century dates from 20th century dates. As a result, in approximately two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.


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




                                         /s/ KPMG Peat Marwick LLP



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

(2) INVENTORY

     Inventory is valued at standard cost, which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                                         September 30,
                                                   1997                1996
                                              ---------------    ---------------


    Components and purchased subassemblies        $1,054,606         $1,934,371
    Work in process                                  699,097            717,696
    Finished goods                                   540,890            981,592
                                              ---------------    ---------------
                                                  $2,294,593         $3,633,659
                                              ===============    ===============

                            DIGITAL BIOMETRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(3) PROPERTY AND EQUIPMENT


     Furniture and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives, generally three to five years. Leasehold improvements are amortized over the estimated useful life of the asset or lease term, whichever is shorter. Property and equipment consist of the following:


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

(b) ISSUANCE OF 8% CONVERTIBLE SUBORDINATED DEBENTURES AND WARRANTS


     To provide additional working capital, on December 1, 1997, the Company entered into a convertible subordinated debenture purchase agreement ("Purchase Agreement") with a private investor, providing for the Company's issuance and sale of up to an aggregate of $2,500,000 of 8% Convertible Debentures ("Debentures") in tranches of $500,000 each. The first tranche was sold on December 1, 1997. Additional tranches may be issued upon request of the Company within 90 days of each previous tranche, if the Company meets all conditions to issuance including, but not limited to, conditions requiring the Company to have effective and maintain a registration statement with the Securities and Exchange Commission covering shares issuable upon conversion of the Debentures and a requirement that the Company's market capitalization be at least $12 million. The initial tranche sold in the amount of $500,000 on December 1, 1997, is convertible in whole or in part at the option of the holder, with accrued interest, into Common Stock, at a conversion equal to the lesser of $1.96 per share or 80% of the average closing price of the five consecutive trading days preceding the conversion date. Future tranches may be convertible on a similar basis but the conversion prices will be related to the lesser of the market price on the issue date and the market price on the conversion date. The Company has the right, exercisable at any time upon two trading days notice to the purchaser of the debentures given at any time the Company receives a conversion notice and the conversion price in effect in connection with such conversion notice is less than $1.25, to repay all or any portion of the outstanding principal amount of the debentures which have been tendered for conversion, at a price equal to the sum of 120% of the aggregate principal amount of debentures to be repaid. In connection with the Purchase Agreement, the Company has agreed to issue to the purchaser of the debentures, upon the sale of each tranche warrants to purchase 15,000 of Common Stock exercisable at $2.50 per share up to a maximum 75,000 shares. Also, in connection with the transaction, the Company paid $40,000 of fees to an investment-banking firm and issued a warrant to purchase 125,000 shares of Common Stock at an exercise price of $2.00 per share. The estimated value of this warrant is $87,500 which is a debt issuance cost to be written off to interest expense over the term of the Debentures. The Purchase Agreement includes a beneficial conversion feature. The intrinsic value of the beneficial conversion feature of each tranche will be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) over the vesting period of the conversion feature. The intrinsic value of the conversion feature of the first tranche is $125,000. Net proceeds to the Company will be used for working capital, business development and other general corporate purposes.


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


     C. MCKENZIE LEWIS III. Mr. Lewis was elected Chairman of the Company's Board of Directors on October 28, 1996, and has served as a Director of the Company since 1994. Between 1986 and 1996, Mr. Lewis served as Chief Executive Officer and President and a director of Computer Network Technology Corporation ("CNT"), a developer and manufacturer of high-performance extended-channel networking systems. Mr. Lewis has over 26 years experience in the computer and data communications industry. Since December 1996, Mr. Lewis has served as Managing General Partner in MMP Partners Limited Partnership, a Minnesota limited partnership engaged primarily in making venture capital investments, and serves on boards of directors of several; privately-held high technology companies.

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


     JACK A. KLINGERT. Mr. Klingert served as the Company's Chairman from 1987 through October 28, 1996, and served as the Company's President and Chief Executive Officer beginning in 1987, retiring January 1997. Mr. Klingert has advised the Company that he does not intend to stand for reelection as a director of the Company in 1998. He has also served as a member of the Company's Board of Directors since 1987. Prior to joining the Company in April 1987, Mr. Klingert, from 1964 to 1987, held a number of senior level management positions with Control Data Corporation. From 1958 to 1964, Mr. Klingert worked on various classified scientific and systems programming projects in the Departments of Theoretical Physics and Computation at the Lawrence Livermore National Laboratories, Livermore, California.


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

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and the holders of 10% or more of the Company's stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Based on the Company's review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during fiscal year 1997 its directors and executive officers filed all reports on a timely basis except as follows: (a) initial reports of ownership on Form 3 were not filed on a timely basis by John J. Metil, Barry A. Fisher, Roman A. Jamrogiewicz and Michel R. Halbouty through inadvertence, but were filed on or before the tenth day of the month following the month of initial employment; (b) securities ownership reports on Form 4 were not filed in a timely basis by outside directors of the Company, C. McKenzie Lewis III , Jack A. Klingert, George Latimer and Stephen M. Slavin with respect to 3,000 shares of Common Stock awarded to each of them by the board of directors as additional compensation effective as of September 30, 1997, and issued in October 1997. The related Form 4 for each reporting person was filed on or before the tenth day of the month following the month of issuance.


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


TERMINATION OF EMPLOYMENT AND CHANGE-OF-CONTROL ARRANGEMENTS

         In fiscal 1997 the Board of Directors of the Company adopted a Change of Control Plan for the benefit of executive officers, providing for payments upon the occurrence of a change of control of the Company. Upon a change of control of the Company, an executive officer will, upon termination of his or her employment, be entitled to payment of an amount equal to such officer's base salary immediately prior to the change of control, payable on or before the 30th day following the termination of such officer's employment. An officer is not entitled to such payment if he or she is offered employment following a change of control by the successor to the Company or its business, provided such employment is approximately comparable to his or her employment with the Company and is at a base salary level comparable to or greater than that paid by the Company. In the event the employment of an officer is not terminated, or such officer is offered employment by the successor and is employed, but such employment is terminated within a period of one year following the change of control, the officer shall be entitled to payment of an amount equal to his or her base salary, less compensation actually paid during the period in which he or she was employed by the Company or a successor subsequent to the change of control. The change of control payment is limited to an amount not to exceed the safe harbor under Section 280G of the Internal Revenue Code.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1997, the Compensation and Personnel Committee was responsible for making recommendations to the Board as to executive compensation and stock option grants to executive officers. The members of the Committee include C. McKenzie Lewis III, Jack A. Klingert, George Latimer and Stephen M. Slavin. For services related to executive transition and other matters rendered in ficscal 1997, Mr. Lewis received from the Company cash compensation, a stock option, and a warrant. Mr. Lewis participated in the meeting at which his services and compensation were discussed, but abstained from the vote thereon. See "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of December 31, 1997, the number of shares of Common Stock owned by (i) each person known to be the beneficial owner of 5% or more of the Common Stock, (ii) each director, nominee for director and executive officer of the Company, and (iii) all officers and directors as a group. Any shares reflected in the following table which are subject to an option or a warrant are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder if exercisable within 60 days from December 31, 1997, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Except as otherwise indicated, each beneficial owner sole voting and investment power over the outstanding shares of which he has beneficial ownership. Unless otherwise noted, the address for the following person is 5600 Rowland Road, Suite 205, Minnetonka, Minnesota 55343-4315.


                                                               Shares
                                                        Beneficially Owned (1)

Name of Beneficial Owner or Group                          Number    Percent

Perkins Capital Management Inc.........................  1,317,250     10.9%
    730 East Lake Street
    Wayzata, MN 55391

Gordon L. Bramah.......................................  1,053,435      9.3%
    Littlemoor House
    Eckington, Sheffield S31 9EF
    England

Bramah Limited.........................................  1,052,935      9.3%
    Littlemoor House
    Eckington, Sheffield S31 9EF
    England


Jack A. Klingert ......................................    120,028      1.0%

Stephen M. Slavin (2)..................................    103,501       *

George Latimer (3) ....................................     28,550       *

C. McKenzie Lewis III (4) .............................     60,579       *

James C. Granger (5)...................................     98,320       *

John J. Metil .........................................      3,280       *


Barry A. Fisher........................................      1,521       *

Roman A. Jamrogiewicz..................................      1,704       *

Michel R. Halbouty.....................................         -        -


All officers and directors as a group (9 persons)......    417,483      3.3%

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


(2) Includes 66,001 shares of Common Stock owned by Mr. Slavin and 37,500 shares of Common Stock that may be acquired subject to options.

(3) Includes 21,050 shares of Common Stock beneficially owned by Mr. Latimer and an option for 7,500 shares of Common Stock.

(4) Includes 12,579 shares of Common Stock beneficially owned by Mr. Lewis and an option for 48,000 shares of Common Stock.

(5) Includes 14,987 shares of Common Stock owned by Mr. Granger and options for 83,333 shares of Common Stock.


     There are no arrangements known to the Company, which at a later date may result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Pursuant to a transition agreement and general release between the Company and a founder of the Company, Mr. Glenn M. Fishbine, Mr. Fishbine continued to be compensated by the Company at his base salary through the one-month transition period ending November 30, 1997, during which he agreed to provide consulting services and advice to the Company. After the transition period he was compensated by the Company in a lump sum severance payment equal to his base salary for two months. The Company further agreed (i) to forgive, as of September 30, 1997, $167,497 of indebtedness of Mr. Fishbine to the Company,
(ii) to release the shares of Common Stock pledged by Mr. Fishbine as collateral to secure payment of Mr. Fishbine's indebtedness to the Company, and (iii) that a stock pledge agreement between Mr. Fishbine and the Company would be terminated. In consideration of the foregoing, Mr. Fishbine also agreed to a one-year non-competition arrangement with the Company.


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

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K/A TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MINNETONKA, MINNESOTA, ON THIS 20TH DAY OF FEBRUARY 1998.

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



SIGNATURE                       TITLE


/s/ James C. Granger                                                              February 20, 1998
----------------------------                                                      -----------------
James C. Granger                President, Chief Executive Officer                Date
                                and Director (principal executive officer)

/s/ John J. Metil                                                                 February 20, 1998
---------------------------                                                       -----------------
John J. Metil                   Chief Operating Officer                           Date
                                Chief Financial Officer (principal financial
                                Officer)


             *                                                                    February 20, 1998
---------------------------                                                       -----------------
Jack A. Klingert                Director                                          Date



             *                                                                    February 20, 1998
---------------------------                                                       -----------------
George Latimer                  Director                                          Date



             *                                                                    February 20, 1998
---------------------------                                                       -----------------
C. McKenzie Lewis III           Chairman of the Board of Directors                Date



             *                                                                    February 20, 1998
---------------------------                                                       -----------------
Stephen M. Slavin               Director                                          Date



* By /s/ John J. Metil                                                            February 20, 1998
     ------------------------                                                     -----------------
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




                                        /s/ KPMG Peat Marwick LLP

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