Form 10-Q
period 1998-03-31
DIGITAL BIOMETRICS INC
filed 1998-05-14
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    March 31, 1998
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to _________________________

Commission File Number:              0-18856
                       ---------------------------------------------------------

                            DIGITAL BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                41-1545069
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

    5600 Rowland Road, Minnetonka, Minnesota                55343
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


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value      April 30, 1998 - 12,991,530 shares
      ----------------------------      ----------------------------------
                (Class)                            (Outstanding)

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1998
                                      INDEX


PART I - FINANCIAL INFORMATION:
                                                                          PAGE
     ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)
                      BALANCE SHEETS                                        4
                      STATEMENTS OF OPERATIONS                              5
                      STATEMENTS OF CASH FLOWS                              6
                      NOTES TO FINANCIAL STATEMENTS                         7

     ITEM 2.       MANAGEMENT'S DISCUSSION AND                             13
                   ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION:

     ITEM 1.       LEGAL PROCEEDINGS                                       20

     ITEM 2.       CHANGES IN SECURITIES AND
                   USE OF PROCEEDS                                         20

     ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                         21

     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS                                        21

     ITEM 5.       OTHER INFORMATION                                       22

     ITEM 6. (a)   EXHIBITS                                                22
             (b)   REPORTS ON FORM 8-K                                     22

SIGNATURES                                                                 23

EXHIBIT  3         AMENDMENT TO CERTIFICATE OF                             24
                   INCORPORATION RELATING TO INCREASE OF
                   AUTHORIZED COMMON STOCK

EXHIBIT 10         1998 STOCK OPTION PLAN                                  25

EXHIBIT 11         STATEMENT RE: COMPUTATION OF LOSS                       26
                   PER SHARE

EXHIBIT 27         FINANCIAL DATA SCHEDULE                                 27

TENPRINTER(R) and SQUID(R) have been registered as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the TRAK-21(TM) trademark. In addition, FC-5(TM), FC-6(TM), FC-7(TM), FC-11(TM), FC-21(TM) and FC-22(TM) are trademarks of the Company.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1998

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

            Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As provided for under the Private Securities Litigation Reform Act, the Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors, including the Company's ability to achieve profitability, introduce new products and services, build profitable revenue streams around new product and service offerings, maintain loyalty and continued purchasing of the Company's products by existing customers, execute on customer delivery and installation schedules, collect outstanding accounts receivable and manage the concentration of credit and payment timing risks particularly regarding large customers, create and maintain satisfactory distribution and operations relationships with AFIS vendors, attract and retain key employees, secure timely and cost-effective availability of product components, meet increased competition, maintain adequate working capital and liquidity and upgrade products and develop new technologies. For a more complete description of such factors, see "Cautionary Statements" under Item 7 of the Company's Form 10-K report for the year ended September 30, 1997, filed December 23, 1997 with the Securities and Exchange Commission.

                            DIGITAL BIOMETRICS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                               March 31,          September 30,
                                                                                                 1998                 1997
                                                                                             ------------         ------------
Current assets:
      Cash and cash equivalents                                                              $  1,327,846         $  1,891,397
      Marketable securities (note 3)                                                                 --                154,808
      Accounts receivable, less allowance for doubtful accounts of $383,583 and
            $441,276, respectively                                                              3,741,744            5,161,356
      Inventory (note 4)                                                                        2,654,483            2,294,593
      Prepaid expenses and other costs                                                             67,764              163,594
                                                                                             ------------         ------------
            Total current assets                                                                7,791,837            9,665,748
                                                                                             ------------         ------------

Property and equipment                                                                          2,199,838            2,027,737
      Less accumulated depreciation and amortization                                           (1,296,305)          (1,113,185)
                                                                                             ------------         ------------
                                                                                                  903,533              914,552
                                                                                             ------------         ------------


Patents, trademarks, copyrights and licenses, net of accumulated amortization of
      $263,430 and $156,171, respectively                                                          41,027              118,938
Deferred issuance costs on convertible debentures, net of accumulated amortization of
      $14,629 and $0, respectively (note 7)                                                        44,218                 --
                                                                                             ------------         ------------
                                                                                             $  8,780,615         $ 10,699,238
                                                                                             ============         ============


Current liabilities:
      Accounts payable                                                                       $  1,105,509         $  1,451,779
      Accrued salaries and commissions                                                            271,116              265,707
      Accrued warranty                                                                            416,050              584,676
      Deferred revenue                                                                            838,051              677,925
      Other accrued expenses (note 6)                                                             588,079              553,903
                                                                                             ------------         ------------
            Total current liabilities                                                           3,218,805            3,533,990

Convertible debentures (note 7)                                                                   488,242                 --
                                                                                             ------------         ------------
            Total liabilities                                                                   3,707,047            3,533,990
                                                                                             ------------         ------------

Stockholders' equity (note 8):
      Common Stock, $.01 par value. Authorized, 20,000,000 shares; issued
            and outstanding 12,947,226 and 12,361,038 shares, respectively                        129,472              123,610
      Additional paid-in capital                                                               43,202,737           42,439,576
      Unrealized losses on marketable securities (note 3)                                            --                 (1,639)
      Deferred compensation                                                                       (49,500)             (73,500)
      Accumulated deficit                                                                     (38,209,141)         (35,322,799)
                                                                                             ------------         ------------
            Total stockholders' equity                                                          5,073,568            7,165,248

                                                                                             ------------         ------------
                                                                                             $  8,780,615         $ 10,699,238
                                                                                             ============         ============

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended                 Six Months Ended
                                                             March 31,                         March 31,
                                                      1998              1997              1998              1997
                                                  ------------      ------------      ------------      ------------
Revenues:
      Identification systems                      $  1,299,000      $  3,356,443      $  2,989,249      $  4,972,757
      Maintenance                                      617,649           392,071         1,199,540           791,230
      Systems integration services                     111,156              --             111,156              --
                                                  ------------      ------------      ------------      ------------
            Total revenues                           2,027,805         3,748,514         4,299,945         5,763,987
                                                  ------------      ------------      ------------      ------------

Cost of revenues:
      Identification systems                         1,106,440         2,486,646         2,536,988         3,335,343
      Maintenance                                      550,920           434,936           935,421           991,880
      Systems integration services                      73,032              --              73,032              --
                                                  ------------      ------------      ------------      ------------
            Total cost of revenues                   1,730,392         2,921,582         3,545,441         4,327,223
                                                  ------------      ------------      ------------      ------------
      Gross margin                                     297,413           826,932           754,504         1,436,764
                                                  ------------      ------------      ------------      ------------

Selling, general and administrative expenses:
      Sales and marketing                              380,092           706,459           896,593         1,232,428
      Engineering and development                      824,380           633,766         1,524,672         1,371,939
      General and administrative                       455,201           430,920           932,767           849,558
                                                  ------------      ------------      ------------      ------------
            Total expenses                           1,659,673         1,771,145         3,354,032         3,453,925
                                                  ------------      ------------      ------------      ------------

Loss from operations                                (1,362,260)         (944,213)       (2,599,528)       (2,017,161)

Other income (expense):
Interest income                                          8,142            82,320            20,147           169,254
Interest expense (note 7)                             (190,095)         (104,579)         (284,165)         (211,195)
Other expense (note 10)                                (18,129)           (7,417)          (22,796)           (7,417)
                                                  ------------      ------------      ------------      ------------
            Total other income (expense)              (200,082)          (29,676)         (286,814)          (49,358)

                                                  ------------      ------------      ------------      ------------
            Net loss                              $ (1,562,342)     $   (973,889)     $ (2,886,342)     $ (2,066,519)
                                                  ============      ============      ============      ============

Net loss per common share                         $      (0.12)     $      (0.08)     $      (0.23)     $      (0.18)
                                                  ============      ============      ============      ============


Weighted average common shares outstanding          12,551,141        11,571,802        12,455,352        11,213,297
                                                  ============      ============      ============      ============

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months Ended
                                                                                  March 31,
                                                                        ----------------------------
                                                                            1998             1997
                                                                        -----------      -----------
Cash flows from operating activities:
            Net loss                                                    $(2,886,342)     $(2,066,519)
            Adjustments to reconcile net loss to net cash used in
            operating activities:
                        Provision for doubtful accounts receivable            5,287            5,000
                        Deferred compensation amortization                   27,937           13,500
                        Depreciation and amortization                       256,143          302,021
                        Write-off of intangible assets                       76,780             --
                        Loss on disposal of fixed assets                     12,613            7,417
                        Loss from paydowns on marketable securities           1,315
                        Interest expense amortization for the
                             intrinsic value of the beneficial
                             conversion feature of convertible
                             debentures                                     250,000             --
                        Interest expense on debentures converted
                             into common stock                               10,784          212,701

            Changes in operating assets and liabilities:
                        Accounts receivable                               1,414,325         (260,215)
                        Inventories                                        (359,889)         451,867
                        Prepaid expenses                                     95,830          (55,172)
                        Accounts payable                                   (346,270)        (320,559)
                        Deferred revenue                                    160,126          298,054
                        Accrued expenses                                    (96,099)        (470,981)
                                                                        -----------      -----------
            Net cash used in operating activities                        (1,377,460)      (1,882,886)
                                                                        -----------      -----------

Cash flows from investing activities:
            Purchase of property and equipment                             (220,638)         (99,804)
            Patents, trademarks, copyrights and licenses                    (19,985)         (20,028)
            Proceeds from marketable securities                             155,132          752,892
                                                                        -----------      -----------
            Net cash provided by (used in) investing activities             (85,491)         633,060
                                                                        -----------      -----------

Cash flows from financing activities:
            Issuance of convertible debentures, net                         899,400             --
            Net advances on line of credit                                     --          1,177,598
                                                                        -----------      -----------
            Net cash provided by financing activities                       899,400        1,177,598
                                                                        -----------      -----------

Decrease in cash and cash equivalents                                      (563,551)         (72,228)

Cash and cash equivalents at beginning of period                          1,891,397          466,990
                                                                        -----------      -----------

Cash and cash equivalents at end of period                              $ 1,327,846      $   394,762
                                                                        ===========      ===========

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

            Digital Biometrics, Inc. (the "Company") is a developer, manufacturer, marketer and integrator of computer-based products and services for the identification of individuals. The Company is a leading vendor of products employing "biometric" technology, the science of the identification of individuals through the measurement of distinguishing biological characteristics. The Company's principal product is the TENPRINTER(R) system for "live-scan" fingerprint capture used mainly in law enforcement applications. The TENPRINTER(R) is a computer-based system with patented high-resolution optics which captures, digitizes, prints and transmits forensic-grade fingerprint images. The Company also offers high-resolution single-fingerprint capture products for commercial and governmental identification applications. The Company has also recently established a systems integration division (the "Integrated Identification Solutions Division" or "IIS"), which is focused on the delivery of solutions to identification problems and other information systems problems through customized applications development and product integration for commercial and government markets. Most of the Company's revenues in the first six months of fiscal 1998 and fiscal 1997 came from live-scan systems sales, maintenance and applications development services for the law enforcement market.

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

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

(2) ACCOUNTING POLICIES

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

            The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 67% and 89%, respectively, of customer accounts receivable at March 31, 1998 and September 30, 1997 were from government agencies, of which 61% and 39%, respectively, were from a single customer. Revenues from two customers in the three-month period ended March 31, 1998 accounted for 24% and 11% of total revenues, and revenues from three customers in the three-month period ended March 31, 1997 accounted for 47%, 22% and 11% of total revenues. For the six-month period ended March 31, 1998, revenues from two customers accounted for 18% and 14% of total revenues. Revenues from two customers during the six-month period ended March 31, 1997 accounted for 30% and 20% of total revenues. Export revenues for the three-month period ended March 31, 1998 were 10% of total revenues as compared to 11% for the same period in 1997. Export revenues for the six-month period ended March 31, 1998 were 21% as compared to 7% for the same period in 1997.

STATEMENT OF CASH FLOWS

            For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.


               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                               Six Months Ended
                                                   March 31,
                                               1998         1997
                                             --------     --------


Cash paid during the period for interest     $  5,208     $104,937
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

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

(3) MARKETABLE SECURITIES

            Marketable securities consist primarily of collateralized mortgage-backed securities. Net realized and unrealized gains and losses are determined on the specific identification cost basis. There were no realized losses from sales of marketable securities for the three-month periods ended March 31, 1998 or 1997. Realized losses from paydowns of marketable securities were $1,000 for the six-month period ended march 31, 1998. Unrealized gains and losses are reflected as a separate component of stockholders' equity.

(4) INVENTORY

            Inventory is valued at standard which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                               March 31,         September 30,
                                                 1998                1997
                                              -----------        -----------

Components and purchased subassemblies        $ 1,052,217        $ 1,054,606
Work in process                                 1,237,486            699,097
Finished goods                                    364,780            540,890
                                              -----------        -----------
                                              $ 2,654,483        $ 2,294,593
                                              ===========        ===========

(5) LINES OF CREDIT

            The Company has a receivables financing line of credit for the lesser of eligible receivables or $3,500,000 with Norwest Business Credit. Borrowings under this line of credit are secured by all assets of the Company. The line bears interest at 1.5% above the prime rate (8.5% at March 31, 1998), is payable upon demand and expires on May 31, 1998. There were no borrowings under the line at March 31, 1998. The Company anticipates renewal of the line upon expiration.

(6) OTHER ACCRUED EXPENSES

            Other accrued expenses consist of:

                                   March 31,         September 30,
                                      1998               1997
                                  -----------        -----------

Accrued vacation                  $   127,298            121,994
Accrued installation costs            139,650             97,750
Other accrued expenses                321,131            334,159
                                  -----------        -----------
                                  $   588,079        $   553,903
                                  ===========        ===========

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

(7) 8% CONVERTIBLE SUBORDINATED DEBENTURES

            To provide additional working capital, on December 1, 1997 the Company entered into a convertible subordinated debenture purchase agreement ("Purchase Agreement") with a private investor, providing for the Company's issuance and sale of up to an aggregate of $2,500,000 of 8% Convertible Subordinated Debentures ("Debentures") in tranches of $500,000 each. The first tranche was sold on December 1, 1997 (the "Tranche 1 Debentures"). Additional tranches may be issued upon request of the Company within 90 days of each previous tranche, if the Company meets all conditions to issuance including, but not limited to, conditions requiring the Company to have effective and maintain a registration statement with the Securities and Exchange Commission covering shares issuable upon conversion of the Debentures and a requirement that the Company's market capitalization be at least $12 million. The Tranche 1 Debentures sold in the amount of $500,000 on December 1, 1997 were convertible in whole or in part at the option of the holder, with accrued interest, into common stock, at a conversion price equal to the lesser of the average closing price of the five consecutive trading days preceding the transaction ($1.96 per share) or 80% of the average closing price of the five consecutive trading days preceding the conversion date. Future tranches may be convertible on a similar basis but the conversion prices will be related to the lesser of the market price on the issue date or the market price on the conversion date. The Company has the right, exercisable at any time upon two trading days notice to the purchaser of the Debentures given at any time the Company receives a conversion notice and the conversion price in effect in connection with such conversion notice is less than $1.25, to repay all or any portion of the outstanding principal amount of the Debentures which have been tendered for conversion, at a price equal to the sum of 120% of the aggregate principal amount of Debentures to be repaid. In connection with the Purchase Agreement, the Company has agreed to issue to the purchaser of the Debentures, upon the sale of each tranche, warrants to purchase 15,000 shares of common stock exercisable at $2.50 per share, up to a maximum 75,000 shares. Also in connection with the transaction, the Company paid $40,000 of fees to an investment-banking firm and issued a warrant to purchase 125,000 shares of common stock at an exercise price of $2.00 per share. The estimated value of this warrant is $87,500, which is a debt issuance cost written off to interest expense over the term of the Tranche 1 Debentures. The Purchase Agreement includes a beneficial conversion feature. The intrinsic value of the beneficial conversion feature of each tranche will be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings over the vesting period of the conversion feature. The intrinsic value of the conversion feature of the Tranche 1 Debenture was $125,000. Net proceeds to the Company are being used for working capital, business development and other general corporate purposes.

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

(7) 8% CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED)

            The second $500,000 tranche (the "Tranche 2 Debentures") was sold on March 11, 1998. The intrinsic value of the conversion feature of the Tranche 2 Debentures was $125,000 Which Resulted in a non-cash interest expense charge to earnings during the three-month period ended March 31, 1998 since there was immediate vesting of the conversion feature. The Tranche 2 Debentures are convertible into common stock of the Company at the lesser of $1.36 per share ("Tranche 2 Initial Conversion Price") or 80% of the average price of the Company's Common Stock for the five trading days immediately preceding the conversion date. Per the terms of the Purchase Agreement, the Company issued to the purchaser a warrant to purchase 15,000 shares of common stock exercisable at $2.50 per share.

            On March 9 and 10, 1998, the Company issued an aggregate of 527,225 shares of common stock for the conversion of principal aggregating $500,000 of the Tranche 1 Debentures plus $10,784 of accrued interest at an average conversion price of $0.97 per share.

(8) STOCKHOLDERS' EQUITY

            Effective December 31, 1997, the Company issued 55,963 shares of common stock to satisfy the Company's discretionary matching to employees electing participation in the Company's 401(k) retirement plan. This issuance increased common stock and additional paid-in capital by $87,442 and reduced accrued compensation by the same amount.

            Effective February 10, 1998, the Company granted 3,000 shares of restricted common stock to one of its non-employee directors. The grant resulted in $3,939 in additional common stock issued and an equal amount of compensation expense.

            During the three-month period ended March 31, 1998, the Company granted options to acquire 112,000 shares of the Company's common stock pursuant to discretionary stock option awards to non-executive employees. These options are exercisable at prices ranging from $1.56 to $2.06 per share and expire in 2007.

            During the three-month period ended March 31, 1998, the Company issued 527,225 shares of common stock for the conversion of principal aggregating $500,000 of the 8% Convertible Subordinated Debentures plus $10,784 of accrued interest.

            Effective April 8, 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"). Six hundred thousand (600,000) shares of option stock are reserved and available under the 1998 Plan. Participants eligible to receive options under the 1998 Plan include employees, officers, directors, consultants and advisors of the Company or of any subsidiary or affiliated entity subject to the provisions of the 1998 Plan.

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

(8) STOCKHOLDERS' EQUITY (CONTINUED)

            On April 8, 1998, the shareholders approved an amendment to the Certificate of Incorporation of the Company for an increase in the number of shares of common stock authorized from 20,000,000 to 40,000,000.

(9) LITIGATION

            On June 1, 1995, the Company filed a complaint for patent infringement against Identix, Inc., of Sunnyvale, California, in the U.S. District Court for the Northern District of California. The complaint alleges that Identix has willfully and deliberately infringed a Company patent through the manufacture, use and sale of competing products. The alleged infringement pertains to how rolled fingerprint images are obtained optically and how they are mathematically represented in storage. The Identix TP-600 and TP-900 devices are both alleged to infringe on the Company patent. This technology is a fundamental aspect of the fingerprint capture task in forensic quality live-scan. The complaint seeks, among other things, an injunction prohibiting further infringement as well as unspecified monetary damages. Identix responded to the complaint alleging, among other purported defenses, non-infringement and patent invalidity.

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

(10) JOINT VENTURE WITH GRAND CASINOS, INC.

            On March 16, 1998, the Company signed a definitive agreement with Grand Casinos, Inc. forming a new joint venture company to further develop, test and market the TRAK-21 automated player tracking system. Deployment of a system based on TRAK-21 technology in a Grand Casino property is anticipated in fiscal 1998. The Company's initial membership interest in the joint venture is 51%. As the Company does not control the joint venture and is not required to make additional cash investments, the Company has adopted the equity method in accounting for the investment. For the three- and six-month periods ended March 31, 1998, the Company's recorded losses from the joint venture is limited to the carrying amount of its investment of $13,700 and has been recorded as "Other expense" in the Statements of Operations.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            The Company is a developer, assembler, marketer and integrator of computer-based products and services for the identification of individuals. Most of the Company's revenues have been to state and local law enforcement agencies and, to date, have consisted primarily of TENPRINTER systems and related peripheral equipment, software and services.

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

            The Company generally recognizes product sales on the date of shipment, although recognition at some later milestone is not uncommon based on the terms of specific customer contracts. The Company's standard terms of sale are payment due net in thirty days, f.o.b. Digital Biometrics, Inc. Terms of sale and shipment for certain procurements by municipal or other government agencies may, however, be subject to negotiation which consequently may affect the Company's timing and criteria for revenue recognition. Revenue under contracts where a performance bond, collateral or customer acceptance is required is not recognized until collateral requirements have been satisfied and customer acceptance has occurred. In cases where the Company is required to purchase a performance bond or to deposit collateral in accordance with the terms of a contract, the Company's policy is to defer revenues under such contracts until the amount shipped exceeds the amount of the performance collateral or until the security is released by the bonding company. Systems integration services revenues are recognized using the percentage of completion method. Maintenance revenues are recognized over the life of the contract on a straight-line basis.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

            Total revenues were $2,028,000 for the three months ended March 31, 1998 compared with $3,749,000 for the same prior-year period. Identification system product revenues were $1,299,000 compared with $3,356,000 in the same prior-year period. The decrease is due primarily to a decrease in the number of TENPRINTER systems sold during the three months ended March 31, 1998.

            Maintenance revenues were $618,000 for the three months ended March 31, 1998 compared with $392,000 for the same prior-year period, an increase of 58%. This increase is due primarily to a larger installed base of TENPRINTER systems covered by maintenance agreements, an increase in maintenance rates effective with maintenance contract renewals, and an increase in "time and materials" and similar maintenance revenues.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

            Systems integration revenues were $111,000 for the three months ended March 31, 1998. There were no integration service revenues for the same prior-year period. Systems integration revenues were generated from the Company's Integrated Identification Solutions Division which began operations during the first quarter of fiscal 1998.

            For the three-month period ended March 31, 1998, revenues from two customers accounted for approximately 24% and 11% of total revenues. Revenues from three different customers during the three months ended March 31, 1997 accounted for approximately 47%, 22% and 11% of total revenues. Export revenues for the three-month period ended March 31, 1998 were 10% of total revenues compared to 11% during the same prior-year period.

            Overall gross margins for the three months ended March 31, 1998 were 15% as compared with 22% of total revenues for the same prior-year period. Gross margins on identification system sales were 15% for the three months ended March 31, 1998 compared with 26% in the same prior-year period. This decrease is due to lower production and higher per unit warranty and installation accruals than in the prior-year period.

            Maintenance margins for the three months ended March 31, 1998 and 1997 were 11% and (11%), respectively, of maintenance revenues. The substantial improvement in maintenance margins is due mainly to the favorable impact of higher revenues and initiatives to reduce cost and improve efficiency.

            Systems integration margins for the three months ended March 31, 1998 were 34% of systems integration revenues. As indicated above, systems integration revenues were generated from the Integrated Identification Solutions Division which began operations during the first quarter of fiscal 1998.

            Sales and marketing expenses for the three-month periods ended March 31, 1998 were $380,000 (19% of total revenues) as compared to $706,000 (19% of total revenues) for the same prior-year period. The decrease in sales and marketing costs is due primarily to $276,000 of reduced introductory S-Series promotional costs. Engineering and development expenses were $824,000 (41% of total revenues) for the three-month period ended March 31, 1998 compared to $634,000 (17% of total revenues) for the same period a year ago. This increase is due primarily to $289,000 for additional personnel-related costs and setup costs associated with the newly established Integrated Identification Solutions Division, which was partially offset by $67,000 of reduced development costs for the TRAK-21 product as a result of the joint venture with Grand Casinos, Inc. General and administrative expenses for the three-month period ended March 31, 1998 were $455,000 (22% of total revenues) as compared to $431,000 (11% of total revenues) during the same prior-year period. This increase is due primarily to increased general operating costs and an increase

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

in personnel-related costs to fill a key management position which was vacant during the prior-year period, partially offset by $48,000 of lower legal costs related to a patent infringement suit.

            Interest income decreased to $8,000 for the three months ended March 31, 1998 from $82,000 for the same period in 1997 due to lower balances of cash and marketable securities.

            Interest expense increased to $190,000 for the three months ended March 31, 1998 from $105,000 for the same prior-year period, primarily due to a non-cash charge during the three-month period ended March 31, 1998 of $167,000 for the intrinsic value of the beneficial conversion feature of convertible debentures issued during fiscal 1998, partially offset by lower borrowings under lines of credit during the current-year period.

            The Company incurred a net loss for the three-month period ended March 31, 1998 of $1,562,000 ($0.12 per share) as compared with $974,000 ($0.08 per share) for the same prior-year period.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

            Total revenues were $4,300,000 for the six months ended March 31, 1998 compared with $5,764,000 for the same prior-year period. Identification system product revenues were $2,989,000 compared with $4,973,000 in the same prior-year period. The decrease is due primarily to a decrease in the number of TENPRINTER systems sold during the six months ended March 31, 1998.

            Maintenance revenues were $1,200,000 for the six months ended March 31, 1998 compared with $791,000 for the same prior-year period, an increase of 52%. This increase is due primarily to a larger installed base of TENPRINTER systems covered by maintenance agreements, an increase in maintenance rates effective with maintenance contract renewals, and an increase in "time and materials" and similar maintenance revenues.

            Systems integration revenues were $111,000 for the six months ended March 31, 1998. There were no systems integration revenues for the same prior-year period. Systems integration revenues were generated from the Company's Integrated Identification Solutions Division which began operations during the first quarter of fiscal 1998.

            For the six-month period ended March 31, 1998, revenues from two customers accounted for approximately 18% and 14% of total revenues. Revenues from two different customers during the six months ended March 31, 1997 accounted for approximately 30% and 20% of total revenues.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

            Export revenues for the six-month period ended March 31, 1998 were 21% of total revenues compared to 7% during the same prior-year period.

            Overall gross margins for the six months ended March 31, 1998 were 18% as compared with 25% of total revenues for the same prior-year period. Gross margins on identification system sales were 15% for the six months ended March 31, 1998 compared with 33% in the same prior-year period. This decrease is due to lower production volume and higher warranty and installation accruals than in the prior-year period.

            Maintenance margins for the six months ended March 31, 1998 and 1997 were 22% and (25%), respectively, of maintenance revenues. The substantial improvement in maintenance margins is due mainly to the favorable impact of higher revenues and initiatives to reduce cost and improve efficiency.

            Systems integration margins for the six months ended March 31, 1998 were 34% of systems integration revenues. As indicated above, systems integration revenues were generated from the Integrated Identification Solutions Division which began operations during the first quarter of fiscal 1998.

            Sales and marketing expenses for the six-month period ended March 31, 1998 were $897,000 (21% of total revenues) as compared to $1,232,000 (21% of total revenues) for the same prior-year period. This $335,000 decrease in sales and marketing costs was due primarily to $276,000 of reduced introductory S-Series promotional costs and $124,000 of reduced demonstration equipment costs, partially offset by $76,000 of higher costs for international marketing and $87,000 of royalty costs on international shipments. Engineering and development expenses were $1,525,000 (35% of total revenues) for the six-month period ended March 31, 1998 compared to $1,372,000 (24% of total revenues) for the same period a year ago. This increase is due primarily to $462,000 for additional personnel-related costs and setup costs associated with the newly established Integrated Identification Solutions Division and $59,000 of increased amortization and write-offs of intangible assets, partially offset by $168,000 of reduced development costs for the TRAK-21 product as a result of the joint venture with Grand Casinos, Inc. General and administrative expenses for the six-month period ended March 31, 1998 were $933,000 (22% of total revenues) compared to $850,000 (15% of total revenues). This increase is due primarily to increased general operating costs, $79,000 of increased personnel-related costs which included severance costs paid to a former executive and costs to fill a key management position, partially offset by $48,000 of lower legal costs related to a patent infringement suit.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

            Interest income decreased to $20,000 for the six months ended March 31, 1998 from $169,000 for the same period in 1997 due to lower balances of cash and marketable securities.

            Interest expense increased to $284,000 for the six months ended March 31, 1998 from $211,000 for the same prior-year period, primarily due to non-cash charges during the six-month period March 31, 1998 of $250,000 for the intrinsic value of the beneficial conversion feature of convertible debentures issued during fiscal 1998, partially offset by lower interest charges from lower borrowings under lines of credit during the current-year period.

INFLATION

            The Company does not believe inflation has significantly impacted revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

            At March 31, 1998, the Company had carryforwards of net operating losses of approximately $33,700,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount approximately $2,200,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital. The carryforwards expire annually beginning in 1999. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the published U.S. Internal Revenue Service long-term federal tax exempt rate. A total of $3,700,000 of the net operating loss carryforwards at March 31, 1998 is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $30,000,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

            For the period from the Company's inception in 1985 through March 31, 1998, the Company's cumulative deficit was $38,209,000. Losses are expected to continue until revenues and gross margin from sales of the Company's current and future products and services are sufficient to cover the level of operating expenses required for the Company's operations.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1998

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

            The Company entered into a receivables financing line of credit effective October 1, 1996, for the lesser of eligible receivables or $3,500,000 with Norwest Business Credit. Borrowings under this line of credit are secured by all assets of the Company. The line bears interest at 1.5% above the prime rate (8.5% at March 31, 1998), is payable upon demand and expires in May 1998. There were no borrowings under the line at March 31, 1998. The Company anticipates renewal of the line upon expiration.

ISSUANCE OF 8% CONVERTIBLE SUBORDINATED DEBENTURES AND WARRANTS

            To provide additional working capital, on December 1, 1997, the Company entered into a convertible subordinated debenture purchase agreement ("Purchase Agreement") with a private investor, providing for the Company's issuance and sale of up to an aggregate of $2,500,000 of 8% Convertible Subordinated Debentures (the "Debentures") in tranches of $500,000 each. The first tranche was sold on December 1, 1997 (the "Tranche 1 Debentures"). Additional tranches may be issued upon request of the Company within 90 days of each previous tranche, if the Company meets conditions to issuance including, but not limited to, conditions requiring the Company to have effective and maintain a registration statement with the Securities and Exchange Commission covering shares issuable upon conversion of the Debentures, and a requirement that the Company's market capitalization be at least $12 million. The Tranche 1 Debentures sold in the amount of $500,000 on December 1, 1997 was convertible in whole or in part at the option of the holder, with accrued interest, into common stock, at a conversion price equal to the lesser of the average closing price of the five consecutive trading days preceding the transaction ($1.96 per share) or 80% of the average closing price of the five consecutive trading days preceding the conversion date. Future tranches may be convertible on a similar basis but the conversion prices will be related to the lesser of the market price on the issue date and the market price on the conversion date. The Company has the right, exercisable at any time upon two trading days notice to the purchaser of the Debentures given at any time the Company receives a conversion notice and the conversion price in effect in connection with such conversion notice is less than $1.25, to repay all or any portion of the outstanding principal amount of the Debentures which have been tendered for conversion, at a price equal to the sum of 120% of the aggregate principal amount of the Debentures to be repaid. In connection with the Purchase Agreement, the Company has agreed to issue to the purchaser of the Debentures, upon the sale of each tranche warrants to purchase 15,000 shares of common stock exercisable at $2.50 per share up to a maximum of 75,000 shares. Also, in connection with the transaction, the Company paid $40,000 of fees to an investment banking firm and issued a warrant to purchase 125,000 shares of common stock at an exercise price of $2.00 per share.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The estimated value of this warrant is $87,500 which is a debt issuance cost written off to interest expense over the term of the Tranche 1 Debentures. The Purchase Agreement includes a beneficial conversion feature. The intrinsic value of the beneficial conversion feature of each tranche will be allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings over the vesting period of the conversion feature. The intrinsic value of the conversion feature of the Tranche 1 Debentures was $125,000. Net proceeds to the Company are being used for working capital, the development of new business opportunities, and other general corporate purposes.

            The second $500,000 tranche was sold on March 11, 1998 (the "Tranche 2 Debentures"). The intrinsic value of the conversion feature of the Tranche 2 Debentures was $125,000 and resulted in a non-cash interest expense charge to earnings during the three-month period ended March 31, 1998 since there was immediate vesting of the conversion feature. Per the terms of the Purchase Agreement, the Company issued to the purchaser a warrant to purchase 15,000 shares of Common Stock exercisable at $2.50 per share.

ANALYSIS OF CASH FLOWS FROM OPERATIONS

            Net cash used in operating activities was $1,377,000 for the six months ended March 31, 1998 compared with $1,883,000 for the same prior-year period. The decrease in cash used in operating activities was primarily a result of changes in operating assets and liabilities. Cash flows from changes in operating assets and liabilities changed from cash used of $357,000 in the prior-year period to cash provided of $868,000 in the six-month period ended March 31, 1998. This $1,225,000 improvement in cash flow from operating assets and liabilities resulted primarily from improved accounts receivable collections.

            Net cash used in investing activities was $85,000 for the six months ended March 31, 1998 as compared with net cash provided by investing activities of $633,000 in the same prior-year period. The change was primarily due to a decrease in proceeds from paydowns of marketable securities, and to a lesser extent, increased capital expenditures during the six months ended March 31, 1998 to support establishment of the IIS Division.

            Net cash provided by financing activities was $899,000 during the six months ended March 31, 1998, as compared to $1,178,000 during the same prior-year period. This decrease is due primarily to the absence of borrowings under lines of credit at March 31, 1998 as compared to the prior year. The cash provided by financing activities during the current-year period was from the issuance of 8% Convertible Subordinated Debentures as noted above and in Note 7.

            At March 31, 1998, the Company had $1,328,000 in cash and cash equivalents. Management believes that cash and cash equivalents, together with available financing sources, are sufficient to meet current and foreseeable operating requirements.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1998

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                        On June 1, 1995, the Company filed a complaint for
            patent infringement against Identix, Inc., of Sunnyvale, California, in the U.S. District Court for the Northern District of California. The complaint alleges that Identix has willfully and deliberately infringed a Company patent through the manufacture, use and sale of competing products. The alleged infringement pertains to how rolled fingerprint images are obtained optically and how they are mathematically represented in storage. The Identix TP-600 and TP-900 devices are both alleged to infringe on the Company patent. This technology is a fundamental aspect of the fingerprint capture task in forensic quality live-scan. The complaint seeks, among other things, an injunction prohibiting further infringement as well as unspecified monetary damages. Identix responded to the complaint alleging, among other purported defenses, non-infringement and patent invalidity.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            (c) On March 9 and 10, 1998, the Company issued an aggregate of 527,225 shares of common stock for the conversion of principal aggregating $500,000 of 8% Convertible Subordinated Debentures (the "Tranche 1 Debentures") plus $10,784 of accrued interest at an average conversion price of $0.97 per share.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1998

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS (CONTINUED)

                        On March 11, the Company sold (i) $500,000 principal
            amount of 8% Convertible Subordinated Debentures, (the "Tranche 2 Debentures"), due December 1, 2000; and (ii) a Warrant dated March 11, 1998, (the "Tranche 2 KA Warrant") for the purchase of 15,000 shares of the Company's common stock. The Tranche 2 Debenture and Tranche 2 KA Warrant were issued to KA Investments LDC, an accredited investor, in a private placement transaction, in reliance upon Section 4(2) under the Securities Act of 1933, as amended (the "Act"). No public offering or general solicitation of investors was involved in connection with the transaction. In connection with the transaction, the Company employed the services of Miller, Johnson & Kuehn, Incorporated ("MJK"), an investment banking firm, as placement agent, and paid MJK commissions of $40,000. The Tranche 2 Debentures are convertible into common stock of the Company at the lesser of $1.36 per share ("Tranche 2 Initial Conversion Price") or 80% of the average price of the Company's Common Stock for the five trading days immediately preceding the conversion date. The Tranche 2 KA Warrant is exercisable at $2.50 per share. Net proceeds to the Company are being used for working capital, the development of new business opportunities, and other general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        The Company held its Annual Meeting of Stockholders on
            April 8, 1998. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 as amended. At the meeting, sufficient favorable votes were cast to approve each of the following of management's proposals:

            * Adopt an Amendment to the Certificate of Incorporation of the Company for an increase in the number of shares of common stock authorized from 20,000,000 to 40,000,000. The results of the vote on this proposal were 10,752,999 shares voted for approval; 605,441 shares voted against; 81,115 shares abstaining and no broker non-votes.

            * Adopt the Company's 1998 Stock Option Plan and reserve 600,000 shares of common stock for which options may be granted. The results of the vote on this proposal were 10,297,293 shares voted for approval; 639,042 shares voted against; 138,680 shares abstaining and 364,540 broker non-votes.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1998

PART II - OTHER INFORMATION (CONTINUED)

ITEM 5.  OTHER INFORMATION

            None

ITEM 6.  (a)  EXHIBITS

            Exhibit 3 Amendment to Certificate of Incorporation Relating to Increase of Authorized Common Stock

            Exhibit 10  1998 Stock Option Plan

            Exhibit 11  Statement re: Computation of loss per share

            Exhibit 27  Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

                        There were no reports on Form 8-K filed by the Company
            during the three-month period ended March 31, 1998.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1998

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          DIGITAL BIOMETRICS, INC.
                                                 (Registrant)




May 14, 1998                             s/ John J. Metil
                                         ----------------------------
                                              John J. Metil
                             Chief Operating Officer and Chief Financial Officer