Form 10-Q
period 1998-06-30
DIGITAL BIOMETRICS INC
filed 1998-08-14
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 1998

                                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from __________________________ to ___________________

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

Common Stock, $.01 par value                   July 31, 1998 - 12,993,530 shares
           (Class)                                       (Outstanding)

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1998
                                      INDEX


PART I - FINANCIAL INFORMATION:
                                                                        PAGE
     ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)
                        BALANCE SHEETS                                    4
                        STATEMENTS OF OPERATIONS                          5
                        STATEMENTS OF CASH FLOWS                          6
                        NOTES TO FINANCIAL STATEMENTS                     7

     ITEM 2.       MANAGEMENT'S DISCUSSION AND                           14
                   ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION:

     ITEM 1.       LEGAL PROCEEDINGS                                     23

     ITEM 2.       CHANGES IN SECURITIES AND
                   USE OF PROCEEDS                                       24

     ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                       24

     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS                                      24

     ITEM 5.       OTHER INFORMATION                                     24

     ITEM 6. (a)   EXHIBITS                                              25
             (b)   REPORTS ON FORM 8-K                                   25

SIGNATURES                                                               26


EXHIBIT 11         STATEMENT RE:  COMPUTATION OF LOSS                    27
                   PER SHARE

EXHIBIT 27         FINANCIAL DATA SCHEDULE                               28

TENPRINTER(R) and SQUID(R) have been registered as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the TRAK-21(TM) trademark. In addition, FC-5(TM), FC-6(TM), FC-7(TM), FC-11(TM), FC-21(TM) and FC-22(TM) are trademarks of the Company.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1998

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As provided for under the Private Securities Litigation Reform Act, the Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors, including the Company's ability to achieve profitability, introduce new products and services, build profitable revenue streams around new product and service offerings, maintain loyalty and continued purchasing of the Company's products by existing customers, execute on customer delivery and installation schedules, collect outstanding accounts receivable and manage the concentration of credit and payment timing risks particularly regarding large customers, create and maintain satisfactory distribution and operations relationships with AFIS vendors, attract and retain key employees, secure timely and cost-effective availability of product components, meet increased competition, maintain adequate working capital and liquidity, including the availability of financing as may be required, and upgrade products and develop new technologies. For a more complete description of such factors, see "Cautionary Statements" under Item 7 of the Company's Form 10-K report for the year ended September 30, 1997, filed December 23, 1997 with the Securities and Exchange Commission.

                            DIGITAL BIOMETRICS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                          June 30,        September 30,
                                                                                            1998              1997
                                                                                        ------------      ------------
Current assets:
     Cash and cash equivalents                                                          $  1,448,697      $  1,891,397
     Marketable securities (note 3)                                                             --             154,808
     Accounts receivable, less allowance for doubtful accounts of $240,647 and
         $441,276, respectively                                                            3,868,913         5,161,356
     Inventory (note 4)                                                                    2,392,816         2,294,593
     Prepaid expenses and other costs                                                        203,450           163,594
                                                                                        ------------      ------------
         Total current assets                                                              7,913,876         9,665,748
                                                                                        ------------      ------------

Property and equipment                                                                     2,153,676         2,027,737
     Less accumulated depreciation and amortization                                       (1,253,008)       (1,113,185)
                                                                                        ------------      ------------
                                                                                             900,668           914,552
                                                                                        ------------      ------------

Patents, trademarks, copyrights and licenses, net of accumulated amortization of
     $263,430 and $156,171, respectively                                                      39,537           118,938
Deferred issuance costs on convertible debentures, net of accumulated amortization of
     $19,220 and $0, respectively (note 7)                                                    84,927              --
                                                                                        ------------      ------------
                                                                                        $  8,939,008      $ 10,699,238
                                                                                        ============      ============


Current liabilities:
     Accounts payable                                                                   $  1,311,913      $  1,451,779
     Accrued salaries and commissions                                                        322,605           265,707
     Accrued warranty                                                                        375,060           584,676
     Deferred revenue                                                                        866,429           677,925
     Other accrued expenses (note 6)                                                         695,131           553,903
                                                                                        ------------      ------------
         Total current liabilities                                                         3,571,138         3,533,990

Convertible debentures (note 7)                                                              977,573              --
                                                                                        ------------      ------------
         Total liabilities                                                                 4,548,711         3,533,990
                                                                                        ------------      ------------

Stockholders' equity (note 8):
     Common Stock, $.01 par value. Authorized, 40,000,000 shares; issued
         and outstanding 12,993,530 and 12,361,038 shares, respectively                      129,935           123,610
     Additional paid-in capital                                                           43,415,774        42,439,576
     Unrealized losses on marketable securities (note 3)                                        --              (1,639)
     Deferred compensation                                                                  (106,500)          (73,500)
     Accumulated deficit                                                                 (39,048,912)      (35,322,799)
                                                                                        ------------      ------------
         Total stockholders' equity                                                        4,390,297         7,165,248

                                                                                        ------------      ------------
                                                                                        $  8,939,008      $ 10,699,238
                                                                                        ============      ============


                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended                   Nine Months Ended
                                                             June 30,                            June 30,
                                                      1998              1997              1998              1997
                                                  ------------      ------------      ------------      ------------
Revenues:
     Identification systems                       $  2,631,941      $  1,889,894      $  5,621,190      $  6,862,651
     Maintenance                                       691,359           422,630         1,890,899         1,213,860
     Systems integration services                      198,664              --             309,820              --
                                                  ------------      ------------      ------------      ------------
         Total revenues                              3,521,964         2,312,524         7,821,909         8,076,511
                                                  ------------      ------------      ------------      ------------

Cost of revenues:
     Identification systems                          1,664,703         1,310,769         4,201,691         4,646,112
     Maintenance                                       648,262           544,929         1,583,683         1,536,809
     Systems integration services                      132,302              --             205,334              --
     Non-recurring charges (note 11)                      --           1,529,118              --           1,529,118
                                                  ------------      ------------      ------------      ------------
         Total cost of revenues                      2,445,267         3,384,816         5,990,708         7,712,039
                                                  ------------      ------------      ------------      ------------
     Gross margin                                    1,076,697        (1,072,292)        1,831,201           364,472
                                                  ------------      ------------      ------------      ------------

Selling, general and administrative expenses:
     Sales and marketing                               518,452           498,019         1,415,045         1,730,447
     Engineering and development                       757,128           718,802         2,281,800         2,090,741
     General and administrative                        473,445           523,255         1,406,212         1,372,813
     Non-recurring charges (note 11)                      --             330,319              --             330,319
                                                  ------------      ------------      ------------      ------------
         Total expenses                              1,749,025         2,070,395         5,103,057         5,524,320
                                                  ------------      ------------      ------------      ------------

Loss from operations                                  (672,328)       (3,142,687)       (3,271,856)       (5,159,848)

Other income (expense):
Interest income                                         15,262            70,870            35,409           240,124
Interest expense (note 7)                             (142,908)          (31,494)         (427,073)         (242,689)
Other expense (note 10)                                (39,797)             --             (62,593)           (7,417)
                                                  ------------      ------------      ------------      ------------
         Total other income (expense)                 (167,443)           39,376          (454,257)           (9,982)
                                                  ------------      ------------      ------------      ------------
         Net loss                                 $   (839,771)     $ (3,103,311)     $ (3,726,113)     $ (5,169,830)
                                                  ============      ============      ============      ============

Net loss per common share                         $      (0.06)     $      (0.25)     $      (0.29)     $      (0.45)
                                                  ============      ============      ============      ============

Weighted average common shares outstanding          12,988,144        12,296,752        12,632,950        11,574,448
                                                  ============      ============      ============      ============



                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Nine Months Ended
                                                                             June 30,
                                                                   ----------------------------
                                                                          1998             1997
                                                                   -----------      -----------
Cash flows from operating activities:
         Net loss                                                  $(3,726,113)     $(5,169,830)
         Adjustments to reconcile net loss to net cash used in
         operating activities:
                  Provision for doubtful accounts receivable             5,287            5,000
                  Deferred compensation amortization                    42,939           27,000
                  Depreciation and amortization                        391,820          445,118
                  Write-off of intangible assets                        76,780             --
                  Loss on disposal of fixed assets                      48,893          227,580
                  Loss from paydowns on marketable securities            1,315
                  Interest expense amortization for the
                       intrinsic value of the beneficial
                       conversion feature of convertible
                       debentures                                      375,000             --
                  Interest expense on debentures converted
                       into common stock                                10,784          274,474

         Changes in operating assets and liabilities:
                  Accounts receivable                                1,287,156          575,336
                  Inventories                                          (98,223)       1,331,125
                  Prepaid expenses                                     (39,856)        (119,372)
                  Accounts payable                                    (139,866)        (137,979)
                  Deferred revenue                                     188,504           54,152
                  Accrued expenses                                      21,452          262,311
                                                                   -----------      -----------
         Net cash used in operating activities                      (1,554,128)      (2,225,085)
                                                                   -----------      -----------
Cash flows from investing activities:
         Purchase of property and equipment                           (379,421)        (114,950)
         Patents, trademarks, copyrights and licenses                  (22,883)         (25,738)
         Proceeds from marketable securities                           155,132        1,219,421
                                                                   -----------      -----------
         Net cash provided by (used in) investing activities          (247,172)       1,078,733
                                                                   -----------      -----------
Cash flows from financing activities:
         Exercise of warrants and options                                4,500           12,525
         Issuance of convertible debentures, net                     1,354,100             --
         Net advances on line of credit                                   --            985,000
                                                                   -----------      -----------
         Net cash provided by financing activities                   1,358,600          997,525
                                                                   -----------      -----------
Decrease in cash and cash equivalents                                 (442,700)        (148,827)

Cash and cash equivalents at beginning of period                     1,891,397          466,990
                                                                   -----------      -----------
Cash and cash equivalents at end of period                         $ 1,448,697      $   318,163
                                                                   ===========      ===========

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Digital Biometrics, Inc. (the "Company") is a provider of biometric identification systems and systems integration services.

         The Company's traditional, core business is as a developer, manufacturer, marketer and integrator of computer-based products and services for the identification of individuals. The Company is a leading vendor of products employing "biometric" technology, the science of the identification of individuals through the measurement of distinguishing biological characteristics. The Company's principal product is the TENPRINTER(R) system for "live-scan" fingerprint capture used mainly in law enforcement applications. The TENPRINTER(R) is a computer-based system with patented high-resolution optics which captures, digitizes, prints and transmits forensic-grade fingerprint images. The Company also offers high-resolution single-fingerprint capture products for commercial and governmental identification applications.

         In addition, the Company has established a systems integration division during the current fiscal year (the "Integrated Information Solutions Division" or "IIS"), which is focused on the delivery of solutions to information systems problems, including but not limited to identification problems, through customized applications development and product integration. IIS is targeting commercial and government markets.

         Most of the Company's revenues in the first nine months of fiscal 1998 and fiscal 1997 came from live-scan systems sales, maintenance and applications development services for the law enforcement market. The Company's current financial results, and the near-term future results, thus may be expected to be heavily influenced by the characteristics of the law enforcement market. The law enforcement market and the government procurement process is subject to budgetary, economic and political considerations which may vary significantly from state to state and among different agencies. These market characteristics, along with the recent and continuing development of and competition within the live-scan electronic fingerprint industry, have resulted in and are expected to continue to result in an irregular revenue cycle for the Company; any prediction of future trends in this business is inherently difficult.

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

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

(2) ACCOUNTING POLICIES

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 88% and 89%, respectively, of customer accounts receivable at June 30, 1998 and September 30, 1997 were from government agencies, of which 53% and 39%, respectively, were from a single customer. Revenues from two customers in the three-month period ended June 30, 1998 accounted for 27% and 13% of total revenues, and revenues from two customers in the three-month period ended June 30, 1997 accounted for 23% and 12% of total revenues. For the nine-month period ended June 30, 1998, revenues from two customers accounted for 20% and 10% of total revenues. Revenues from two customers during the nine-month period ended June 30, 1997 accounted for 23% and 18% of total revenues. Export revenues for the three-month periods ended June 30, 1998 and 1997 were less 1% of total revenues. Export revenues for the nine-month period ended June 30, 1998 were 12% as compared to 5% for the same period in 1997.

STATEMENT OF CASH FLOWS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.


       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                      Nine Months Ended
                                                          June 30,
                                                      1998         1997
                                                    ------     --------


       Cash paid during the period for interest     $5,249     $162,803
                                                    ======     ========


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

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

(3) MARKETABLE SECURITIES

         Marketable securities consist of collateralized mortgage-backed securities. Net realized and unrealized gains and losses are determined on the specific identification cost basis. There were no realized losses from sales of marketable securities for the three-month periods ended June 30, 1998 or 1997. Realized losses from paydowns of marketable securities were $1,000 for the nine-month period ended June 30, 1998. Unrealized gains and losses are reflected as a separate component of stockholders' equity.

(4) INVENTORY

         Inventory is valued at standard which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                                    June 30,    September 30,
                                                     1998           1997
                                                  ----------    ------------

       Components and purchased subassemblies     $  982,319     $1,054,606
       Work in process                             1,175,282        699,097
       Finished goods                                235,215        540,890
                                                  ----------    ------------
                                                  $2,392,816     $2,294,593
                                                  ==========     ==========

(5) LINES OF CREDIT


         The Company has a receivables financing line of credit for the lesser of eligible receivables or $1,000,000 with Norwest Business Credit. Borrowings under this line of credit are secured by all assets of the Company. The line bears interest at 4.5% above the prime rate (8.5% at June 30, 1998), is payable upon demand and expires on September 30, 1998. There were no borrowings under the line at June 30, 1998. The Company does not anticipate a renewal of the line of credit upon expiration. The Company anticipates that a similar line of credit or other financing will be required in fiscal 1999 to meet working capital requirements. The Company is pursuing the establishment of a line of credit with other lenders, although it has no commitment for such financing as of this date.

(6) OTHER ACCRUED EXPENSES

         Other accrued expenses consist of:

                                      June 30,       September 30,
                                        1998            1997
                                      --------        --------

       Accrued vacation               $144,983         121,994
       Accrued installation costs      208,545          97,750
       Other accrued expenses          341,603         334,159
                                      --------        --------
                                      $695,131        $553,903
                                      ========        ========

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

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

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

(7) 8% CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED)

         The second $500,000 tranche (the "Tranche 2 Debentures") was sold on March 11, 1998. The Company paid $40,000 of fees to an investment-banking firm in connection with the transaction. The intrinsic value of the conversion feature of the Tranche 2 Debentures was $125,000 which resulted in a non-cash interest expense charge to earnings. The Tranche 2 Debentures are convertible into common stock of the Company at the lesser of $1.36 per share ("Tranche 2 Initial Conversion Price") or 80% of the average price of the Company's Common Stock for the five trading days immediately preceding the conversion date. Per the terms of the Purchase Agreement, the Company issued to the purchaser a warrant to purchase 15,000 shares of common stock exercisable at $2.50 per share.

         The third $500,000 tranche (the "Tranche 3 Debentures") was sold on June 12, 1998. The Company paid $40,000 of fees to an investment-banking firm in connection with the transaction. The intrinsic value of the conversion feature of the Tranche 3 Debentures was $125,000 which resulted in a non-cash interest expense charge to earnings during the three-month period ended June 30, 1998 since there was immediate vesting of the conversion feature. The Tranche 3 Debentures are convertible into common stock of the Company at the lesser of $2.23 per share ("Tranche 3 Initial Conversion Price") or 80% of the average price of the Company's Common Stock for the five trading days immediately preceding the conversion date. Per the terms of the Purchase Agreement, the Company issued to the purchaser a warrant to purchase 15,000 shares of common stock exercisable at $2.50 per share.

         For the nine-month period ended June 30, 1998, the Company issued an aggregate of 527,225 shares of common stock for the conversion of principal aggregating $500,000 of the Tranche 1 Debentures plus $10,784 of accrued interest at an average conversion price of $0.97 per share.

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

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

(8) STOCKHOLDERS' EQUITY (CONTINUED)

         During the nine-month period ended June 30, 1998, the Company granted options to acquire an aggregate of 922,500 shares of the Company's common stock pursuant to discretionary stock option awards to employees. These options are exercisable at prices ranging from $1.31 to $2.56 per share and expire between the years 2005 and 2008.

         During the nine-month period ended June 30, 1998, the Company issued 527,225 shares of common stock for the conversion of principal aggregating $500,000 of the 8% Convertible Subordinated Debentures plus $10,784 of accrued interest.

         Effective with their election at the annual stockholders' meeting held on April 8, 1998, the Company granted an aggregate of 44,304 shares of restricted common stock to its non-employee directors. The grant resulted in $72,000 in additional common stock issued and an equal amount of deferred compensation expense which is being amortized on a straight-line basis over the three-year restricted period. Also effective with their election, the Company granted options to acquire an aggregate of 60,000 shares of the Company's common stock to its non-employee directors. These options are exercisable at $1.625 per share and expire in 2003.

         Effective April 8, 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan allows for the grant of options to acquire an aggregate of 600,000 shares of common stock. Participants eligible to receive options under the 1998 Plan include employees, officers, directors, consultants and advisors of the Company or of any subsidiary or affiliated entity subject to the provisions of the 1998 Plan.

         On April 8, 1998, the shareholders approved an amendment to the Certificate of Incorporation of the Company for an increase in the number of shares of common stock authorized from 20,000,000 to 40,000,000.

(9) LITIGATION

         On June 1, 1995, the Company filed a complaint for patent infringement against Identix, Inc., of Sunnyvale, California, in the U.S. District Court for the Northern District of California. The complaint alleged that Identix willfully and deliberately infringed a Company patent through the manufacture, use and sale of competing products.

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

(9) LITIGATION (CONTINUED)


         On August 27, 1996, the judge assigned to the case granted a partial summary judgment in favor of Identix dismissing the Company's claims of patent infringement with respect to Identix's Touchprint 600 product line. A predecessor product, the Touchprint 900, received a similar ruling in favor of Identix on December 20, 1996. In January 1997, the Company filed an appeal of the court's decision of non-infringement to the United States Court of Appeals for the Federal Circuit in Washington, D. C. On October 8, 1997, the appeal was argued before the Court. On July 2, 1998, the U.S. Court of Appeals upheld the earlier ruling of the Federal District Court that Identix Inc. has not infringed on the Company's patents. The Company anticipates no further charges for legal or other expenses related to the disposition of this suit.

         Except for the foregoing, there are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.

(10) JOINT VENTURE WITH GRAND CASINOS, INC.

         On March 16, 1998, the Company signed a definitive agreement with Grand Casinos, Inc. forming a new joint venture company to further develop, test and market the TRAK-21 automated player tracking system. Deployment of a system based on TRAK-21 technology in a Grand Casinos property is anticipated in fiscal 1998. The Company's initial membership interest in the joint venture is 51%. The Company has adopted the equity method in accounting for the investment. For the nine-month period ended June 30, 1998, the Company's recorded loss from the joint venture is limited to the carrying amount of its investment of $13,700 and has been recorded as "Other expense" in the Statements of Operations.


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

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a developer, assembler, marketer and integrator of computer-based products and services for the identification of individuals, and, through its recently-formed Integrated Information Solutions Division, offers systems integration services to commercial and governmental clients. Most of the Company's revenues have been to state and local law enforcement agencies and, to date, have consisted primarily of TENPRINTER systems and related peripheral equipment, software and services.

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

         Systems integration services revenues are recognized using the percentage of completion method or on a time-and-materials basis.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Total revenues were $3,522,000 for the three months ended June 30, 1998 compared with $2,313,000 for the same prior-year period. Identification system product revenues were $2,632,000 compared with $1,890,000 in the same prior-year period. The increase is due primarily to an increase in the number of TENPRINTER systems sold during the three months ended June 30, 1998.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

         Maintenance revenues were $691,000 for the three months ended June 30, 1998 compared with $423,000 for the same prior-year period, an increase of 64%. This increase is due primarily to a larger installed base of TENPRINTER systems covered by maintenance agreements, an increase in maintenance rates effective with maintenance contract renewals, and an increase in "time and materials" and similar maintenance revenues.

         Systems integration revenues were $199,000 for the three months ended June 30, 1998. There were no integration service revenues for the same prior-year period. Systems integration revenues were generated from the Company's Integrated Information Solutions Division, which began operations during the first quarter of fiscal 1998.

         For the three-month period ended June 30, 1998, revenues from two customers accounted for approximately 27% and 13% of total revenues. Revenues from two customers during the three months ended June 30, 1997 accounted for approximately 23% and 12% of total revenues. Export revenues for the three-month periods ended June 30, 1998 and 1997 were less than 1% of total revenues.

         Overall gross margins for the three months ended June 30, 1998 were 31% as compared with negative 46% of total revenues for the same prior-year period. Overall gross margins were negatively impacted by 66% during the prior-year three-month period due to non-recurring charges to cost of sales of $1,529,000. These charges included $838,000 of inventory adjustments for technical obsolescence, $524,000 for warranty reserve funding for warranty items mainly associated with the introduction and rollout of the S-Series, $132,000 for estimated committed losses on maintenance contracts, and $35,000 for the write-off of tooling.

         Gross margins on identification system sales were 37% for the three months ended June 30, 1998 compared with 31% in the same prior-year period. This increase is due to higher sales volume and production levels during the current-year period.

         Maintenance margins for the three months ended June 30, 1998 and 1997 were 6% and negative 29%, respectively, of maintenance revenues. The substantial improvement in maintenance margins is due mainly to the favorable impact of higher revenues and initiatives to reduce cost and improve efficiency.

         Systems integration margins for the three months ended June 30, 1998 were 33% of systems integration revenues. As indicated above, systems integration revenues were generated from the Integrated Information Solutions Division, which began operations during the first quarter of fiscal 1998.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

         Sales and marketing expenses for the three-month periods ended June 30, 1998 were $518,000 (15% of total revenues) as compared to $498,000 (22% of total revenues) for the same prior-year period. The decrease in sales and marketing costs as a percent of total revenues is due primarily to higher revenues during the current-year period. Engineering and development expenses were $757,000 (21% of total revenues) for the three-month period ended June 30, 1998 compared to $719,000 (31% of total revenues) for the same period a year ago. The decrease in engineering and development costs as a percent of total revenues is due primarily to higher revenues during the current-year period. Engineering and development expenses increased $38,000 during the current-year period compared to the same prior-year period due primarily to $198,000 for personnel-related costs associated with the newly established Integrated Information Solutions Division, partially offset by $40,000 of reduced development costs for the TRAK-21 product as a result of the joint venture with Grand Casinos, Inc. and allocations to product costs. General and administrative expenses for the three-month period ended June 30, 1998 were $473,000 (13% of total revenues) as compared to $523,000 (23% of total revenues) during the same prior-year period. This decrease is due primarily to $58,000 of lower legal costs related to a patent infringement suit.

         Operating expenses during the three-month period ended June 30, 1997 included non-recurring charges of $330,000 for the write-off of assets with no future value, and to a lesser extent, equipment disposals.

         Interest income decreased to $15,000 for the three months ended June 30, 1998 from $71,000 for the same period in 1997 due to lower balances of cash and marketable securities.

         Interest expense increased to $143,000 for the three months ended June 30, 1998 from $31,000 for the same prior-year period, primarily due to a non-cash charge during the three-month period ended June 30, 1998 of $125,000 for the intrinsic value of the beneficial conversion feature of convertible debentures issued during fiscal 1998, partially offset by lower borrowings under lines of credit during the current-year period.

         The Company incurred a net loss for the three-month period ended June 30, 1998 of $840,000 ($0.06 per share) as compared with $3,103,000 ($0.25 per share) for the same prior-year period.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997

         Total revenues were $7,822,000 for the nine months ended June 30, 1998 compared with $8,077,000 for the same prior-year period. Identification system product revenues were $5,621,000 compared with $6,863,000 in the same prior-year period. The decrease is due primarily to a decrease in the number of TENPRINTER systems sold during the nine months ended June 30, 1998.

         Maintenance revenues were $1,891,000 for the nine months ended June 30, 1998 compared with $1,214,000 for the same prior-year period, an increase of 56%. This increase is due primarily to a larger installed base of TENPRINTER systems covered by maintenance agreements, an increase in maintenance rates effective with maintenance contract renewals, and an increase in "time and materials" and similar maintenance revenues.

         Systems integration revenues were $310,000 for the nine months ended June 30, 1998. There were no systems integration revenues for the same prior-year period. Systems integration revenues were generated from the Company's Integrated Information Solutions Division which began operations during the first quarter of fiscal 1998.

         For the nine-month period ended June 30, 1998, revenues from two customers accounted for approximately 20% and 10% of total revenues. Revenues from two customers during the nine months ended June 30, 1997 accounted for approximately 23% and 18% of total revenues. Export revenues for the nine-month period ended June 30, 1998 were 12% of total revenues compared to 5% during the same prior-year period.

         Overall gross margins for the nine months ended June 30, 1998 were 23% as compared with 5% of total revenues for the same prior-year period. Overall gross margins were negatively impacted by 19% during the prior-year three-month period due to non-recurring charges to cost of sales of $1,529,000. These charges included $838,000 of inventory adjustments for technical obsolescence, $524,000 for warranty reserve funding for warranty items mainly associated with the introduction and rollout of the S-Series, $132,000 for estimated committed losses on maintenance contracts, and $35,000 for the write-off of tooling.

         Gross margins on identification system sales were 25% for the nine months ended June 30, 1998 compared with 32% in the same prior-year period. This decrease is due to lower sales and production volume, higher engineering product support costs and higher warranty and installation accruals than in the prior-year period.

         Maintenance margins for the nine months ended June 30, 1998 and 1997 were 16% and negative 27%, respectively, of maintenance revenues. The substantial improvement in maintenance margins is due mainly to the favorable impact of higher revenues and initiatives to reduce cost and improve efficiency.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

         Systems integration margins for the nine months ended June 30, 1998 were 34% of systems integration revenues. As indicated above, systems integration revenues were generated from the Integrated Information Solutions Division, which began operations during the first quarter of fiscal 1998.

         Sales and marketing expenses for the nine-month period ended June 30, 1998 were $1,415,000 (18% of total revenues) as compared to $1,730,000 (21% of total revenues) for the same prior-year period. This $315,000 decrease in sales and marketing costs was due primarily to $262,000 of reduced introductory S-Series promotional costs and $110,000 of reduced demonstration equipment costs, partially offset by $85,000 of higher costs for international marketing and $24,000 of royalty costs on international shipments. Engineering and development expenses were $2,282,000 (29% of total revenues) for the nine-month period ended June 30, 1998compared to $2,091,000 (26% of total revenues) for the same period a year ago. This increase is due primarily to $660,000 for additional personnel-related costs and setup costs associated with the newly established Integrated Information Solutions Division and $59,000 of increased amortization and write-offs of intangible assets, partially offset by $208,000 of reduced development costs for the TRAK-21 product as a result of the joint venture with Grand Casinos, Inc. and approximately $300,000 of additional allocations to product costs. General and administrative expenses for the nine-month period ended June 30, 1998 were $1,406,000 (18% of total revenues) compared to $1,373,000 (17% of total revenues). This increase is due primarily to increased general operating costs, $40,000 of increased personnel-related costs for severance paid to a former executive, partially offset by $106,000 of lower legal costs related to a patent infringement suit.

         Operating expenses during the nine-month period ended June 30, 1997 included non-recurring charges of $330,000 for the write-off of assets with no future value, and to a lesser extent, equipment disposals.

         Interest income decreased to $35,000 for the nine months ended June 30, 1998 from $240,000 for the same period in 1997 due to lower balances of cash and marketable securities.

         Interest expense increased to $427,000 for the nine months ended June 30, 1998 from $243,000 for the same prior-year period, primarily due to non-cash charges during the nine-month period June 30, 1998 of $375,000 for the intrinsic value of the beneficial conversion feature of convertible debentures issued during fiscal 1998, partially offset by lower interest charges from lower borrowings under lines of credit during the current-year period.

         Other expense increased to $63,000 for the three months ended June 30, 1998 from $7,000 for the same prior-year period, due to $42,000 of loss on disposal of fixed assets and $14,000 of loss recorded from the TRAK-21 joint venture.

INFLATION

         The Company does not believe inflation has significantly impacted revenues or expenses.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

NET OPERATING LOSS CARRYFORWARDS

         At June 30, 1998, the Company had carryforwards of net operating losses of approximately $34,500,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount approximately $2,200,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital. The carryforwards expire annually beginning in 1999. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the published U.S. Internal Revenue Service long-term federal tax exempt rate.

         A total of $3,700,000 of the net operating loss carryforwards at June 30, 1998 is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $30,800,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         For the period from the Company's inception in 1985 through June 30, 1998, the Company's cumulative deficit was $39,049,000. Losses are expected to continue until revenues and gross margin from sales of the Company's current and future products and services are sufficient to cover the level of operating expenses required for the Company's operations.

         The Company's business has included large contract awards from international, state and local law enforcement agencies and it is expected that this will continue. Collection of receivables related to billings of these contract amounts is often protracted.

         The Company has a receivables financing line of credit for the lesser of eligible receivables or $1,000,000 with Norwest Business Credit. Borrowings under this line of credit are secured by all assets of the Company. The line bears interest at 4.5% above the prime rate (8.5% at June 30, 1998), is payable upon demand and expires in September 1998. There were no borrowings under the line at June 30, 1998. The Company does not anticipate a renewal of the line of credit upon expiration. The Company anticipates that a similar line of credit or other financing will be required in fiscal 1999 to meet working capital requirements. The Company is pursuing the establishment of a line of credit with other lenders, although it has no commitment for such financing as of this date.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1998

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

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         The second $500,000 tranche was sold on March 11, 1998 (the "Tranche 2 Debentures"). The Company paid $40,000 of fees to an investment-banking firm in connection with the transaction. The intrinsic value of the conversion feature of the Tranche 2 Debentures was $125,000 and resulted in a non-cash interest expense charge to earnings. The Tranche 2 Debentures are convertible into common stock of the Company at the lesser of $1.36 per share or 80% of the average price of the Company's Common Stock for the five trading days immediately preceding the conversion date. Per the terms of the Purchase Agreement, the Company issued to the purchaser a warrant to purchase 15,000 shares of Common Stock exercisable at $2.50 per share.

         The third $500,000 tranche (the "Tranche 3 Debentures") was sold on June 12, 1998. The Company paid $40,000 of fees to an investment-banking firm in connection with the transaction. The intrinsic value of the conversion feature of the Tranche 3 Debentures was $125,000 which resulted in a non-cash interest expense charge to earnings during the three-month period ended June 30, 1998. The Tranche 3 Debentures are convertible into common stock of the Company at the lesser of $2.23 per share or 80% of the average price of the Company's Common Stock for the five trading days immediately preceding the conversion date. Per the terms of the Purchase Agreement, the Company issued to the purchaser a warrant to purchase 15,000 shares of common stock exercisable at $2.50 per share.

ANALYSIS OF CASH FLOWS FROM OPERATIONS

         Net cash used in operating activities was $1,554,000 for the nine months ended June 30, 1998 compared with $2,225,000 for the same prior-year period. The decrease in cash used in operating activities was primarily a result of a decrease in net loss for the current-year period, partially offset by changes in operating assets and liabilities. Cash flows from changes in operating assets and liabilities changed from cash provided of $472,000 in the prior-year period, excluding the effect of non-recurring charges, to cash provided of $1,219,000 in the nine-month period ended June 30, 1998. This $747,000 increase in cash flow from operating assets and liabilities resulted primarily from improved collections of receivables during the current-year period.

         Net cash used in investing activities was $247,000 for the nine months ended June 30, 1998 as compared with net cash provided by investing activities of $1,079,000 in the same prior-year period. The change was primarily due to a decrease in proceeds from sales of marketable securities, and to a lesser extent, increased capital expenditures during the nine months ended June 30, 1998 to support establishment of the IIS Division.

         Net cash provided by financing activities was $1,359,000 during the nine months ended June 30, 1998, as compared to $998,000 during the same prior-year period. This increase is due primarily to $1,354,000 from the issuance of 8% Convertible Subordinated Debentures during the current-year as noted above and in Note 7, partially offset by the absence of borrowings under lines of credit at June 30, 1998 as compared to $985,000 of borrowings the prior year.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         At June 30, 1998, the Company had $1,449,000 in cash and cash equivalents. Management believes that cash and cash equivalents, together with available financing sources, are sufficient to meet current operating requirements. The Company anticipates that a line of credit or other financing will be required in fiscal 1999 to meet working capital requirements. The Company is pursuing the establishment of a line of credit with other lenders, although it has no commitment for such financing as of this date.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1998

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                           On June 1, 1995, the Company filed a complaint for
                  patent infringement against Identix, Inc., of Sunnyvale, California, in the U.S. District Court for the Northern District of California. The complaint alleged that Identix willfully and deliberately infringed a Company patent through the manufacture, use and sale of competing products.

                           On August 27, 1996, the judge assigned to the case
                  granted a partial summary judgment in favor of Identix dismissing the Company's claims of patent infringement with respect to Identix's Touchprint 600 product line. A predecessor product, the Touchprint 900, received a similar ruling in favor of Identix on December 20, 1996. In January 1997, the Company filed an appeal of the court's decision of non-infringement to the United States Court of Appeals for the Federal Circuit in Washington, D. C. On October 8, 1997, the appeal was argued before the Court. On July 2, 1998, the U.S. Court of Appeals upheld the earlier ruling of the Federal District Court that Identix Inc. has not infringed on the Company's patents. The Company anticipates no further charges for legal or other expenses related to the disposition of this suit.

                           Except for the foregoing, there are no material
                  lawsuits pending or, to the Company's knowledge, threatened against the Company.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1998

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  (c) On June 12, the Company sold (i) $500,000 principal amount of 8% Convertible Subordinated Debentures, (the "Tranche 3 Debentures"), due December 1, 2000; and (ii) a Warrant dated June 12, 1998, (the "Tranche 3 KA Warrant") for the purchase of 15,000 shares of the Company's common stock. The Tranche 3 Debenture and Tranche 3 KA Warrant were issued to KA Investments LDC, an accredited investor, in a private placement transaction, in reliance upon Section 4(2) under the Securities Act of 1933, as amended (the "Act"). No public offering or general solicitation of investors was involved in connection with the transaction. In connection with the transaction, the Company employed the services of Miller, Johnson & Kuehn, Incorporated ("MJK"), an investment banking firm, as placement agent, and paid MJK commissions of $40,000. The Tranche 3 Debentures are convertible into common stock of the Company at the lesser of $2.23 per share ("Tranche 3 Initial Conversion Price") or 80% of the average price of the Company's Common Stock for the five trading days immediately preceding the conversion date. The Tranche 3 KA Warrant is exercisable at $2.50 per share. Net proceeds to the Company are being used for working capital, the development of new business opportunities, and other general corporate purposes.

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


ITEM 5.  OTHER INFORMATION

                  None

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1998

PART II - OTHER INFORMATION (CONTINUED)

ITEM 6.  (a)  EXHIBITS


               Exhibit 11  Statement re:  Computation of loss per share

               Exhibit 27  Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

                    There were no reports on Form 8-K filed by the Company
               during the three-month period ended June 30, 1998.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1998

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   DIGITAL BIOMETRICS, INC.
                                         (Registrant)




August 13, 1998                    s/John J. Metil
                                   --------------------------------
                                          John J. Metil
                             Chief Operating Officer and Chief Financial Officer