Form 10-K
period 1998-09-30
DIGITAL BIOMETRICS INC
filed 1998-12-29
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 0-18856


                            DIGITAL BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   41-1545069
                      (I.R.S. Employer Identification No.)


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

Common Stock, $.01 par value               November 30, 1998 - 13,968,659 shares
           (Class)                                     (Outstanding)

The aggregate market value of Common Stock held by non-affiliates as of November 30, 1998: $24,155,658

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the proxy statement for the 1999 Annual Meeting of Stockholders to be held on March 16, 1999 have been incorporated by reference in response to Items 10, 11, 12 and 13 of Part III.

                                TABLE OF CONTENTS
                                    FORM 10-K

                                                                                                              Page
                                     PART I
Item    1.    Business                                                                                           3
Item    2.    Properties                                                                                         9
Item    3.    Legal Proceedings                                                                                 10
Item    4.    Submission of Matters to a Vote of Security Holders                                               10

                                     PART II
Item    5.    Market for the Registrant's Common Equity and Related Stockholder Matters                         11
Item    6.    Selected Financial Data                                                                           13
Item    7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                             14
Item    8.    Financial Statements and Supplementary Data                                                       24
Item    9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                                              39

                                    PART III
Item   10.    Directors and Executive Officers of the Registrant                                                39
Item   11.    Executive Compensation                                                                            39
Item   12.    Security Ownership of Certain Beneficial Owners and Management                                    39
Item   13.    Certain Relationships and Related Transactions                                                    39

                                     PART IV
Item   14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K                                    40


TENPRINTER(R), SQUID(R) and the Company's mechanical hand logo have been registered as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the DBI FingerPrinter CMSTM and TRAK-21TM trademarks. In addition, FC-5TM, FC-6TM, FC-7TM, FC-11TM, FC-21TM and FC-22TM are trademarks of the Company.

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-K ARE FORWARD-LOOKING STATEMENTS MADE WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, (THE "ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND INVOLVE RISKS AND UNCERTAINTIES WHICH ARE DESCRIBED MORE FULLY IN THE SECTION BELOW CAPTIONED "RISK FACTORS." IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS.

                                     PART I
ITEM 1.       BUSINESS

GENERAL

     The principal business of Digital Biometrics, Inc. (the "Company," "Digital Biometrics" or "DBI") is the development, manufacture, marketing and integration of computer-based products and services for the identification of individuals. In addition, through its Integral Partners subsidiary, the Company provides information technology (IT) services to commercial and governmental clients. Finally, the Company is a participant in a joint venture with Grand Casinos, Inc. called TRAK 21 Development, LLC, which seeks to develop, test and market an automated wagering tracking system based on technology developed by the Company.

     Digital Biometrics is a leading provider of products employing "biometric" technology, the science of identifying individuals by measuring distinguishing biological characteristics. The Company's main products are special-purpose, computer-based systems for "live-scan" fingerprint capture. These live-scan systems employ patented, high-resolution optics and specialized hardware and software, combined with industry-standard computer hardware and software, to create highly optimized, special-purpose systems which capture, digitize, print and transmit forensic-grade fingerprint images. Historically, these systems have been purchased mainly by law enforcement agencies, although some systems have been purchased by civil and commercial buyers. The Company also offers high-resolution, single-fingerprint capture products for commercial and governmental identification applications.

     The Company's strategy is to continue to market live-scan systems to law enforcement agencies, and also to expand its products and service offerings, as well as the markets which Digital Biometrics serves. The law enforcement market for live-scan biometric products is well established. The Company believes there is increasing interest from other governmental and commercial markets to employ biometric identification technologies and products in such areas as applicant processing and enrollment. Digital Biometrics intends to aggressively pursue these emerging opportunities.

     To capitalize on opportunities outside of its traditional law enforcement market, the Company established an information technology services business which generated its first revenues in fiscal 1998. This business operated under the name "Integrated Information Solutions" or "IIS" during most of fiscal 1998. It has recently been renamed Integral Partners, Inc. and incorporated as a wholly owned subsidiary of the Company, effective October 1, 1998.

     Also, as noted above, the Company is engaged in a joint venture with Grand Casinos, Inc., TRAK 21 Development, LLC, to develop, test and market an automated wagering tracking system based on technology developed by the Company. This system is intended track the betting activity of casino patrons playing "table games" such as blackjack.

     During fiscal 1998, 95% of the Company's revenues were derived from sales of live-scan fingerprinting systems and related products and services. Approximately 71% of customer accounts receivable at September 30, 1998, were from government agencies, of which 42% was from a single customer. For the last three fiscal years, sales to two customers accounted for 16% and 12% of total revenues in 1998: sales to three customers accounted for 17%, 14% and 12% of total revenues in 1997: and sales to two customers accounted for 18% and 12% of total revenues in 1996. Export revenues were 9%, 5% and 15% of total revenues, for those three fiscal years.

     The Company was incorporated in Minnesota in 1985 under the name C.F.A. Technologies, Inc., was reincorporated in Delaware in 1986 and changed its name to Digital Biometrics, Inc., in 1990. The Company's offices and facilities are located at 5600 Rowland Road, Minnetonka, Minnesota 55343, and its telephone number is (612) 932-0888.

BIOMETRIC IDENTIFICATION PRODUCTS AND SERVICES

     Digital Biometrics develops, manufactures, markets and integrates products in the field of "biometrics," the science of identifying individuals by measuring distinguishing biological characteristics. Biometric identification consists of a number of techniques at various stages of technical maturity and market acceptance. These techniques include fingerprinting, voice recognition, retinal and iris scanning, DNA analysis, facial and hand geometry, and handwriting analysis. Many of these techniques have been incorporated into computer-based hardware and software measurement technologies. The goal is that, when used with databases of characteristics which previously have been positively linked to specific individuals, biometric identification products enable the positive identification of individuals whose identity is under scrutiny. The Company believes the quality and reliability of the various non-fingerprint techniques range widely.

     For over a century, fingerprints have been and remain the method of choice to positively identify individuals. Forensic scientists endeavor to match latent fingerprints lifted from crime scenes with the fingerprints of suspected perpetrators. Criminal courts throughout the world accept the testimony of fingerprint experts, and convictions are routinely achieved with fingerprint evidence. Computerizing fingerprint identification methods has greatly increased the speed of criminal identification processes and has been widely accepted in the law enforcement community. As yet, none of the other biometric identification technologies has achieved the degree of acceptance of fingerprints in law enforcement or any other markets.

     Digital Biometrics currently offers products that employ "forensic-quality" fingerprint capture technologies. Forensic quality refers to the resolution and pixel gray-scale depth of the image. The Company's products have been employed by law enforcement organizations in a number of states and foreign countries since 1988.

LAW ENFORCEMENT AND REGULATORY AGENCY MARKETS

     Fingerprint identification was the first biometric technique to achieve widespread acceptance. Prior to the introduction of sophisticated computer-based fingerprint capture and matching technologies, manually taken fingerprints were manually cross-checked against collections of paper-and-ink fingerprint records to identify individuals and to positively associate them with crime scenes. In the United States, over 8,500,000 fingerprint cards are submitted every year to the Federal Bureau of Investigation ("FBI"), and thousands are collected by state and local law enforcement agencies. To manage these large quantities of data, computerized databases for fingerprint classification and identification were introduced in the 1970s. These systems, known as Automatic Fingerprint Identification Systems ("AFIS"), greatly improved the speed and efficiency of fingerprint searches. Current AFIS systems are capable of performing several thousand comparisons of fingerprints per second. These systems present a trained fingerprint examiner with a short list of candidate prints from which the examiner makes a final visual determination of whether two prints are identical.

     AFIS systems are provided by a number of vendors, including NEC Technologies, SAGEM MORPHO, Printrak International Inc., TRW and others. The Company does not provide AFIS systems.

     With the introduction of AFIS systems, it became apparent that the quality of fingerprints taken using the traditional paper-and-ink method was often not adequate to meet the needs of this sophisticated technology. An unacceptably high percentage of conventionally inked fingerprints could not be read properly by AFIS systems because of poor image quality. In response to this problem, Digital Biometrics and its competitors introduced sophisticated, computer-based imaging systems to capture and digitize fingerprints. This process yields a much higher level of so-called "minutia" points, which are the basis for the identification techniques used by AFIS systems.

     The Company's TENPRINTER(R) system consistently generates high quality fingerprint data, which, at the user's option, may be transmitted over telephone lines to AFIS sites, other databases or the FBI, or may be printed locally or at remote locations on any number of card formats. The TENPRINTER system also permits the booking officer to review the quality of the prints as they are being taken, enabling the officer to screen out bad prints without having to redo the entire fingerprint card, thus improving the productivity of the booking process.

     The Company's sales have historically included large purchases by a relatively small number of customers. For the fiscal years ended September 30, 1998, 1997 and 1996, sales to two customers in 1998 accounted for 16% and 12%, three customers in 1997 accounted for 17%, 14% and 12%, and two customers in 1996 accounted for 18% and 12%, respectively, of annual revenues. This concentration of sales among few relatively large customers may continue in the foreseeable future. Furthermore, the nature of the law enforcement market and the government procurement process is expected to result in a continued irregular and unpredictable revenue cycle in this business segment.

PRODUCTS

The TENPRINTER System

     The Company's principal product, the TENPRINTER, is designed and marketed mainly as an input device to AFIS systems. Several large companies produce and sell AFIS systems, which are computerized central fingerprint database systems capable of storing fingerprint information for an entire demographic unit such as a city, county, state or country. AFIS systems are designed to facilitate the work of a law enforcement agency's fingerprint technicians. An AFIS system is capable of electronically comparing a given set of fingerprints against all fingerprints in its database and producing a short list of potentially matching candidate prints. A fingerprint technician then visually compares the AFIS results with the fingerprints in question. Optimal use of an AFIS system depends in part on the clarity of the fingerprint images that are input to the AFIS. The TENPRINTER system consistently produces fingerprint images of higher clarity than those achieved by conventional "paper-and-ink" methods and is being marketed as a more accurate input to AFIS systems.

     The TENPRINTER system is a computer-based, inkless live-scan system that electronically captures a fingerprint and creates a digital image. Fingerprints are captured by placing the fingers of a subject on a contact surface of an optical assembly. The optical image is converted into a digital image by an electronic photo-imaging detector. The digital image produced by the TENPRINTER system may be sent directly to the AFIS site by means of telecommunications or may be printed on a law enforcement agency's fingerprint card. In the gray-scale printing technology available with the TENPRINTER system, the printed fingerprint includes the nuances normally seen in a conventional "paper-and-ink" fingerprint.

     Prices of AFIS systems and live-scan systems vary widely depending on configuration. AFIS systems cost from $500,000 to several million dollars, and live-scan systems are priced between approximately $30,000 and $80,000 per unit. The primary target market for the TENPRINTER is state and local law enforcement agencies that have purchased, are purchasing, or have access to AFIS systems. The assistance and support of the AFIS vendor is frequently important in the sale and installation of live-scan systems.

     Law enforcement agencies submit one copy of a fingerprint card to the FBI for every suspect charged with a felony. Over 8,500,000 such cards are submitted to the FBI each year. As a result, the FBI plays an important role in the fingerprint identification process in the United States. The FBI has put into place an extensive testing process for live-scan systems. When a live-scan system passes the testing process, the FBI will accept cards produced by that live-scan for submission to the FBI's Identification Division and for retention in the Division files. The Company's TENPRINTER system has received accreditation under the FBI Image Quality Standards ("IQS"). To the best of the Company's knowledge, competitors also have received or are in process of receiving such approval. Regulatory standards such as IQS continue to evolve, and there can be no assurance that Digital Biometrics will be able, without significant cost and expense, to comply with future requirements.

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

DBI FingerPrinter CMSTM

     The DBI FingerPrinter CMS ("CMS") is an integrated live-scan fingerprinting system that captures prints and transmits fingerprints without the use of ink. Through its smaller size and reduced cost, the CMS appeals to a wider range of identification applications. The CMS is particularly well suited to applicant processing and enrollment processing applications that need high standard fingerprint captures -- without the rugged design and additional law enforcement requirements of the TENPRINTER.

     The CMS is expected to be fully FBI IQS compliant and can be used in a networked environment. It includes proven AFIS interface capability, password security and remote diagnostics.

Ancillary Products

     The Company's TENPRINTER systems are normally configured in networked environments. Digitized TENPRINTER fingerprint records, including fingerprint images, mugshot images and demographics, are frequently transmitted to multiple destinations such as central sites for printing and one or more criminal record databases, including AFIS systems. The Company has developed several ancillary products sold in conjunction with the TENPRINTER which facilitate central printing and remote transmission of digitized fingerprint records. These systems and functionalities are sold under the name "AFIS Communications Management Systems" or ACMS. Digital Biometrics also offers various software programs, which enhance the functionality of the TENPRINTER.

     Also in 1998, the Company completed development of beta units of its Palm Print Scanning subsystem for the TENPRINTER. This TENPRINTER option allows for the optical capture of the entire palm side of the hand, meeting the Palm Print Specifications outlined by the International Association for Identification. It is expected that certain law enforcement customers will employ this technology in the near future.

Other Products for Law Enforcement

    The SQUID(R) system is a lightweight, portable, hand-held unit designed for use in the police patrol car. The SQUID system captures "on-the-spot" fingerprints which can then be relayed from the patrol car to a communications center where identification can take place. This product will permit patrol officers to obtain positive identification without transporting suspects to the police station. The SQUID system is being designed and manufactured to specifications of the FBI NCIC 2000 project which is currently planned to be operational in 1999. The SQUID system is now being marketed on a limited basis.

    The Company has also offered software development services and internally developed mugshot products to a limited number of customers.

Single Fingerprint Capture Devices

    Digital Biometrics has leveraged its expertise in forensic-quality fingerprint capture technology to create two forensic-quality single fingerprint capture devices, the FC-21TM and FC-22TM. The FC series single fingerprint capture units have been marketed on a limited basis and are priced approximately from $1,200 to $1,500 per unit.


ASSEMBLY, INSTALLATION AND MAINTENANCE

     The Company's live-scan systems are assembled from purchased components at its facility in Minnetonka, Minnesota. Other than prototypes, for which the development time may vary, the time required for product delivery averages approximately 60 days from the date a purchase order is received.

    TENPRINTER systems are installed by DBI's employees or contractors. Installation frequently requires implementation into customer network configurations, many of which are complex. The Company has at times underestimated the time and effort required for network installations resulting in a negative financial impact on the Company. Management believes that these problems have been largely addressed with respect to future installations through improved assessment of installation requirements and changes in pricing methods.

    Digital Biometrics offers various levels of maintenance service for its equipment, which are delivered by Company employees or third party maintenance providers. Prior to fiscal 1998 these services were provided in the aggregate below the Company's fully loaded cost. During fiscal 1998, management achieved positive gross margin for these services.

SALES AND DISTRIBUTION

    The Company sells live-scan products directly to end users through a direct sales force and through partnering relationships with AFIS suppliers, including NEC Technologies, TRW and SAGEM MORPHO. Relationships with AFIS vendors are an important means of distribution to many customers and, consequently, are key to the Company. Furthermore, live-scan products must deliver output to AFIS systems, thereby requiring a technical relationship between Digital Biometrics and AFIS suppliers to assure proper integration of live-scan systems with the requirements of AFIS systems. See the section on "Competition" which follows.

COMPETITION

     The market for live-scan systems is competitive. Live-scan products are offered by several companies including Identix Inc., Heimann Biometric Systems GmbH and Printrak International Inc. NEC Technologies is both a strategic partner and, in certain circumstances, a competitor. The Company competes in the live-scan market primarily on the basis of image quality, features, performance, service and support, and price.

     Continued growth in demand for live-scan fingerprint systems may attract additional competition. The vendors of AFIS systems are logical participants in the live-scan market, as evidenced by the entry of Printrak into the live-scan market and the marketing by NEC Technologies of a live-scan product, the LS-21, which includes features and components currently sourced from Identix. Other AFIS vendors and other potential additional competitors could enter the law enforcement market, and may have financial and other resources significantly greater than the Company's.

     Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

SUPPLIERS

     Digital Biometrics buys substantially all live-scan systems components from outside suppliers for assembly and testing by the Company. Some of these components are designed by the Company and/or are custom manufactured to its specifications. Digital Biometrics may specify parts used in such components. The Company inspects and tests incoming parts and components, and conducts test and burn-in procedures on assembled finished products. Certain components used in manufacturing live-scan systems are currently supplied by a single vendor to obtain volume economies. Secondary sources are available but would take several months to bring into production. Delays in product deliveries to customers could occur until the secondary sources are secured.

     The Company provides field maintenance services directly and through subcontract arrangements with third parties.

INFORMATION TECHNOLOGY SERVICES

    In December 1997, Digital Biometrics formed the Integrated Information Solutions Division ("IIS") to provide information technology (IT) consulting services to commercial clients. As of October 1998, this unit was formed into a wholly owned subsidiary of the Company and renamed Integral Partners, Inc. The business objective of this subsidiary is to provide high value IT services to commercial clients, particularly those with complex client-server or three-tier architecture data operations. The Company also believes that there may be interest in integrating biometric identification techniques into commercial and civil applications where the combination of DBI's IT services unit and its biometrics products unit may provide a competitive advantage.

    The Company believes that it has a strong basis for competition in the IT services business. However, the information technology services business is competitive and includes many firms with substantially greater resources than that of the Company.

GAMING

     Digital Biometrics has developed a prototype blackjack table wagering data capture system called TRAK-21. The TRAK-21 system was developed to enable casinos to track the wagering activity of its blackjack patrons as well as the productivity of its tables and dealers. In March 1998, Digital Biometrics formed a joint venture company with Grand Casinos, Inc. to commercialize the TRAK-21 technology. The Company has derived no revenues to date from the joint venture or from this system. It is anticipated that if the system is successfully productized, the joint venture company will market the system to the gaming industry.

     There are a variety of companies providing blackjack player tracking information and capabilities to the gaming industry, the most prominent of which is Mikohn Gaming Corporation. TRAK-21 uses high-level image processing for automatically calculating wagers, which differentiates it from other systems, including Mikohn's, which use table and chip sensors to track player wagering.

     Components necessary for the manufacture of TRAK-21 systems are anticipated to be primarily standard parts available from a variety of suppliers.

PROPRIETARY TECHNOLOGY

     The Company owns a federally registered trademark for the mark TENPRINTER, the Company's mechanical hand logo, and SQUID. DBI has applied for trademark registration for DBI FingerPrinter CMS and TRAK-21. The Company also claims trademark rights in the product names FC-5, FC-6, FC-7, FC-11, FC-21 and FC-22, but has not filed federal trademark applications for such marks.

     Digital Biometrics owns several U. S. patents and has U. S. patent applications pending which cover technology currently employed in its products. The Company has also filed for patent protection in several foreign countries. Although additional features of the Company's products may be patentable, DBI has chosen to preserve these features as trade secrets rather than applying for patent protection. The Company has obtained signed confidentiality agreements from all employees and from independent consultants who have access to confidential information.

ENGINEERING AND DEVELOPMENT

     The Company incurred engineering and development expenses for new product and services development and enhancements to existing products. For the fiscal years ended September 30, 1998, 1997 and 1996, the Company's engineering and development expenses, excluding depreciation and amortization, were $2,907,000, $2,526,000, and $4,570,000, respectively.


BACKLOG

     At September 30, 1998, the Company's backlog of orders for TENPRINTER systems and related products was approximately $5,465,000, as compared to a backlog of approximately $2,282,000 at September 30, 1997.

EMPLOYEES

     At November 30, 1998, the Company employed 89 persons on either a full-time or part-time basis, none of whom is represented by a union. Of these persons, five have general management responsibilities and the remainder perform sales, marketing, engineering, customer service, assembly, or administrative functions. The Company utilizes additional individuals to perform services on a part-time or a consulting basis as needed. Personnel will be hired in the future as the Company deems necessary. The Company believes that its employee relations are good.

     All DBI employees have executed agreements which provide for the confidentiality of Company proprietary information and the ownership by the Company of inventions developed using the Company's resources.

ITEM 2.       PROPERTIES

     Digital Biometrics does not own any real properties. The Company's primary offices and facilities are located in approximately 26,000 square feet of space in an industrial park at 5600 Rowland Road, Minnetonka, Minnesota. The space is occupied under a lease expiring on April 30, 2001, and is believed to be adequate for the Company's current business needs.

     The Company leases approximately 8,000 square feet of space in a facility in Maple Grove, Minnesota, for its wholly owned subsidiary, Integral Partners, Inc., under an operating lease expiring in June 2003.

     A field service and sales office is located in Anaheim, California, in approximately 3,400 square feet of space in an industrial office park. This space is occupied under a lease expiring in December 1998. This lease is a year-to-year arrangement, and is currently under negotiation for renewal.

ITEM 3.  LEGAL PROCEEDINGS

     On June 1, 1995, the Company filed a complaint for patent infringement against Identix, Inc., of Sunnyvale, California, in the U.S. District Court for the Northern District of California. The complaint alleged that Identix willfully and deliberately infringed a DBI patent through the manufacture, use and/or sale of competing products.

     On August 27, 1996, the judge assigned to the case granted a partial summary judgment in favor of Identix, dismissing the Company's claims of patent infringement with respect to Identix's Touchprint 600 product line. A predecessor product, the Touchprint 900, received a similar ruling in favor of Identix on December 20, 1996. In January 1997 the Company filed an appeal of the court's decision of non-infringement to the U.S. Court of Appeals for the Federal Circuit in Washington, D. C. On October 8, 1997, the appeal was argued before the Court. On July 2, 1998, the U.S. Court of Appeals upheld the earlier ruling of the Federal District Court that Identix, Inc. has not infringed on the Company's patents. Digital Biometrics did not appeal this ruling and anticipates no further charges for legal or other expenses related to the disposition of this litigation.

     There are no material lawsuits pending or, to the Company's knowledge, threatened against Digital Biometrics.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders during the three months ended September 30, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     MARKET INFORMATION. The Company's Common Stock is traded on The Nasdaq National Market under the symbol "DBII." The following closing price information is provided for quarterly periods for the past two fiscal years.

                                                        High       Low
     Fiscal Year ended September 30, 1998
          First Quarter                                $2.50        $1.25
          Second Quarter                                2.13         1.16
          Third Quarter                                 2.66         1.56
          Fourth Quarter                                2.56          .97

     Fiscal Year ended September 30, 1997
          First Quarter                                $3.88        $2.13
          Second Quarter                                2.94         1.81
          Third Quarter                                 2.81         1.50
          Fourth Quarter                                2.69         1.56

     As of November 30, 1998, the Company had an aggregate of approximately 5,800 record holders and beneficial holders of its Common Stock. The closing price of its Common Stock on November 30, 1998, as reported by The Nasdaq National Market System was $1.75.

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

     TRANSFER AGENT. The Transfer Agent and Registrar for the Company's Common Stock is Norwest Bank, Minneapolis, Minnesota.

RECENT SALES OF UNREGISTERED SECURITIES.

     (a) Issuance of Warrants for Services. In consideration of services rendered or to be rendered, the Company issued warrants to purchase its Common Stock to the following persons or companies:


                                             RELATIONSHIP         NUMBERS OF       EXERCISE            ISSUE OR
                     NAME                     TO COMPANY            SHARES           PRICE          EFFECTIVE DATE
         -----------------------------    -------------------    -------------     -----------    --------------------
         Dennis Wendell                   Consultant                  150,000          $1.875     October 23, 1997
         Jeffrey Whalen                   Consultant                   50,000           1.875     October 23, 1997
         Joseph VanLoy                    Consultant                   50,000           1.875     October 23, 1997
         Andcor Companies, Inc.           Consultant                   15,000           2.600     October 1, 1998

     The issuance of warrants to Messrs. Wendell, Whalen and VanLoy were disclosed in the Company's Form 10-K for the fiscal year ended September 30, 1997.

     All of the foregoing warrants were issued directly by the Company in reliance on Section 4(2) of the Securities Act of 1933, as amended, (the "Act"). The warrants issued to Messrs. Wendell, Whalen and VanLoy expire on August 17, 2002, and the warrant issued to Andcor Companies, Inc. expires on September 30, 2003.

     (b) Restrictions. The foregoing securities are restricted as to sale or transfer, unless registered under the Act, and the certificates issued or to be issued upon exercise thereof will contain restrictive legends preventing sale, transfer or other disposition unless registered under the Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company as of and for each of the years in the five-year period ended September 30, 1998, has been derived from financial statements audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                         YEAR ENDED SEPTEMBER 30,
                                              --------------------------------------------------------------------------------
                                                    1998            1997            1996           1995            1994
                                                    ----            ----            ----           ----            ----
STATEMENT OF OPERATIONS DATA:

Revenues                                       $ 11,322,691    $ 11,419,358     $ 8,327,272    $ 9,098,014    $ 8,005,390
Cost of revenues                                  8,516,958       8,811,271       6,181,481      5,273,412      4,997,103
Cost of revenues - non-recurring charges                  -       1,529,118               -              -              -
                                              --------------------------------------------------------------------------------
   Gross margin                                   2,805,733       1,078,969       2,145,791      3,824,602      3,008,287
                                              --------------------------------------------------------------------------------

Expenses:
   Sales and marketing                            2,026,667       2,057,099       3,369,441      2,394,916      1,786,075
   Engineering and development                    2,907,134       2,526,346       4,569,751      2,854,592      3,618,385
   Depreciation and amortization                    394,655         319,536       1,049,584        529,687        480,981
   General and administrative                     1,753,123       2,043,954       2,753,444      1,700,017      1,296,864
   Non-recurring charges                                  -         330,319               -              -              -
                                              --------------------------------------------------------------------------------
     Total expenses                               7,081,579       7,277,254      11,742,220      7,479,212      7,182,305
                                              --------------------------------------------------------------------------------

Loss from operations                             (4,275,846)     (6,198,285)     (9,596,429)    (3,654,610)    (4,174,018)
Other income (expense)                             (612,586)        (77,109)     (2,090,474)       330,055        376,703
                                              --------------------------------------------------------------------------------

Net loss                                        $(4,888,432)    $(6,275,394)   $(11,686,903)   $(3,324,555)   $(3,797,315)
                                              ================================================================================

Net loss per common share                            $(0.38)         $(0.53)         $(1.24)        $(0.43)        $(0.49)
                                              ================================================================================

Weighted average common shares                   12,748,140      11,766,220       9,451,015      7,814,144      7,696,551
                                              ================================================================================


                                                                           AS OF SEPTEMBER 30,
                                              --------------------------------------------------------------------------------
                                                    1998            1997            1996           1995            1994
                                                    ----            ----            ----           ----            ----
BALANCE SHEET DATA:

Cash and cash equivalents                         $ 840,616      $1,891,397        $ 466,990     $ 367,866       $ 592,971
Accounts receivable, net                          4,352,197       5,161,356        5,676,849     4,494,301       4,575,807
Inventory                                         2,848,421       2,294,593        3,633,659     1,875,682       2,539,479
Working capital                                   3,783,401       6,131,758        5,506,587    13,493,690      11,864,794
Total assets                                      9,418,461      10,699,238       17,309,371    25,451,666      15,846,448
Long-term obligations                               997,957               -        2,374,739     8,863,578               -
Total liabilities                                 5,470,349       3,533,990        6,853,999    12,362,412       2,077,368
Stockholders' equity                              3,948,112       7,165,248       10,455,372    13,089,254      13,769,080


The Company has paid no cash dividends on its Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

GENERAL
     As more fully described in the subsection appearing below titled "Risk Factors," this report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding intent, belief or current expectations of the Company and its management and are made in reliance upon the "safe harbor" provisions of the Securities Litigation Reform Act of 1995. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.

     The principal business of Digital Biometrics, Inc. is the development, manufacture, marketing and integration of computer-based products and services for the identification of individuals.

     The law enforcement market and government procurement processes are subject to budgetary, economic and political considerations which may vary significantly from state to state and among different agencies. These market characteristics, along with the recent and continuing development of and competition within the live-scan electronic fingerprint industry, have resulted in and are expected to continue to result in an irregular revenue cycle for the Company; any prediction of future trends is inherently difficult.

     The Company generally recognizes product sales on the date of shipment for orders which are f.o.b. origin and upon delivery for f.o.b. destination, although recognition at some later milestone is not uncommon based on the terms of specific customer contracts. Revenue for professional services contracts and systems integration services revenues are recognized using the percentage of completion method or on a time-and-materials basis. The Company's standard terms of sale are payment due net in thirty days, f.o.b. Digital Biometrics, Inc. Terms of sale and shipment for certain procurements by municipal or other government agencies may, however, be subject to negotiation which consequently may affect the Company's timing and criteria for revenue recognition. Revenue under contracts where a performance bond, collateral or customer acceptance is required is not recognized until collateral requirements have been satisfied and customer acceptance has occurred.

     Maintenance revenues are recognized over the life of the contract on a straight-line basis.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO 1997
     Total revenues in 1998 of $11,323,000 decreased slightly from 1997 revenues of $11,419,000. The decrease in total revenues was due primarily to a decrease in the number of TENPRINTER systems sold, partially offset by a 54% increase in maintenance revenues and the addition of systems integration revenues. The decrease in identification systems product revenues to $8,078,000 in 1998 from $9,712,000 in 1997 resulted from a decrease in the number of TENPRINTER systems sold, partially offset by reduced volume and trade-in discounts and increased professional services revenues. Product maintenance revenues increased to $2,625,000 in 1998 from $1,707,000 in 1997, due primarily to a larger installed base of TENPRINTER systems covered by maintenance agreements, increases in maintenance rates effective with maintenance contract renewals, and an increase in "time and materials" and similar maintenance revenues. Systems integration revenues were $619,000 for 1998. There were no systems integration revenues for the prior year. Systems integration revenues were generated from the Company's wholly owned subsidiary, Integral Partners, Inc. (formerly the Integrated Information Solutions Division) which began operations during the first quarter of fiscal 1998.

     Sales to two customers in 1998 accounted for 16% and 12% of total revenues. Sales to three customers in 1997 accounted for 17%, 14% and 12% of total revenues.

     Gross margins for 1998 and 1997 were 25% and 9% of revenues, respectively. Gross margin for 1997 includes non-recurring charges of $1,529,000 ($0.13 per share) recognized during the third quarter comprised of $838,000 of inventory adjustments substantially due to technical obsolescence, $524,000 of warranty reserve funding for warranty items mainly associated with the introduction and rollout of the S-Series, $132,000 for estimated committed losses on maintenance contracts, and $35,000 for the write-off of tooling.

     Gross margins on identification system product revenues were 26% in 1998 compared to 19% in 1997 (including the impact of the relevant 1997 non-recurring charges). This increase is due primarily to the impact of 1997 non-recurring charges and reduced volume and trade-in discounts, offset by higher engineering product support costs and higher installation and warranty accruals in fiscal 1998.

     Product maintenance margins for 1998 and 1997 were 16% and (47%) of maintenance and support revenues, respectively, (including the impact of relevant 1997 non-recurring charges). The substantial improvement in maintenance margins is due mainly to the favorable impact of higher revenues and initiatives to reduce cost and improve efficiency.

     Systems integration margins for 1998 were 44% of systems integration revenues from operations which began during the first quarter of fiscal 1998.

     Sales and marketing expenses for 1998 and 1997 were 18% of total revenues. Sales and marketing expenses for 1998 include higher costs for international marketing activity and higher accruals for doubtful accounts, which were more than offset by $256,000 of reduced introductory S-Series promotional costs during fiscal 1997.

     Engineering and development expenses increased to 26% of total revenues in 1998 from 22% in 1997. This increase is largely due to additional personnel-related costs and setup costs associated with the establishment of Integral Partners, Inc. and increased amortization and write-offs of intangible assets, partially offset by reduced development costs for the TRAK-21 product as a result of the joint venture with Grand Casinos, Inc. and additional allocations to product cost of sales.

     General and administrative expenses in 1998 decreased to 15% of total revenues from 18% in 1997 primarily due to reduced legal costs of a patent infringement suit brought by the Company against a competitor.

     Operating expenses during fiscal 1997 include non-recurring and non-cash charges of $330,000 recognized during the third quarter for the write-off of assets with no future value and, to a lesser extent, equipment disposals.

     Interest income decreased to $47,000 in fiscal 1998 from $230,000 in fiscal 1997, primarily as a result of lower balances of cash and marketable securities. Interest expense increased to $594,000 in fiscal 1998 from $300,000 in fiscal 1997, primarily due to non-cash charges of $500,000 during fiscal 1998 for the intrinsic value of the beneficial conversion feature of the 1997 Convertible Debentures, partially offset by lower interest charges from lower borrowings under lines of credit during fiscal 1998.

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

     Product maintenance and support margins for 1997 (including the impact of relevant 1997 non-recurring charges) and 1996 were (47%) and (57%) of maintenance and support revenues, respectively. Product maintenance costs for 1996 include a write-off of $350,000 for excess field service spare parts related to previous generations of TENPRINTER products.

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

NET OPERATING LOSS CARRYFORWARDS

     At September 30, 1998, the Company had carryforwards of net operating losses of approximately $35,400,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount, approximately $2,200,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital. The carryforwards expire annually beginning in 1999. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the long-term federal tax exempt rate. A total of $3,700,000 of the net operating loss carryforwards at September 30, 1998, is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $31,700,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     For the period from the Company's inception in 1985 through September 30, 1998, the Company's cumulative deficit was $40,211,000. Losses are expected to continue until revenues and gross margin from sales of the Company's current and future products and services are sufficient to cover the level of operating expenses required for the Company's operations.

     The Company's business has included large contract awards from international, state and local law enforcement agencies and it is expected that this will continue. Collection of receivables related to billings of these contract amounts is often protracted.

     On September 29, 1998, the Company entered into an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with SPECTRUM Commercial Services. This line replaced an existing line of credit with another lender. All assets of the Company secure borrowings under this line of credit. The line bears interest at an initial rate of 4% above the prime rate, and may be reduced to 3 1/4% or 2 1/2% above the prime rate if certain net income milestones are met. The line bears a minimum interest charge of $5,200 per month. The line is payable upon demand and expires in September 2000.

     Due primarily to continuing operating losses, the Company has not yet achieved positive cash flow. The Company has been and continues to be reliant on the availability of outside capital to sustain its operations. Management believes that cash and cash equivalents, accounts receivable and working capital provided from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements. Risks related to the Company's ability to maintain adequate working capital and liquidity include the continued availability of credit under the Company's line of credit, the availability of vendor credit, and payment by customers of accounts receivable at such times and in such amounts as to enable the Company to meet its payment obligations. Furthermore, there can be no assurance that further financing may not be required, or, if further financing is required, that it will be available on terms that are acceptable or favorable to the Company.

ISSUANCE OF 8% CONVERTIBLE SUBORDINATED DEBENTURES AND WARRANTS

     On December 1, 1997 the Company entered into a convertible subordinated debenture purchase agreement ("Purchase Agreement") with a private investor, providing for the Company's issuance and sale of up to an aggregate of $2,500,000 of 8% Convertible Subordinated Debentures ("Debentures") in tranches of $500,000 each. The first four tranches were funded during fiscal 1998. The fifth tranche was funded in November 1998. The Debentures sold are convertible in whole or in part at the option of the holder, with accrued interest, into shares of the Company's Common Stock, in each case at a conversion price equal to the lesser of (a) 80% of the average closing bid price on the five consecutive trading days preceding the conversion date, or (b) (i) $1.96 (for the first tranche), (ii) $1.36 (for the second tranche), (iii) $2.23 (for the third tranche), (iv) $1.49 (for the fourth tranche), and (v) $1.35 (for the fifth tranche). The Company has the right, exercisable at any time upon two trading days notice to the purchaser of the Debentures given at any time the Company receives a conversion notice and the conversion price in effect in connection with such conversion notice is less than $1.25, to repay all or any portion of the outstanding principal amount of the Debentures which have been tendered for conversion, at a price equal to the sum of 120% of the aggregate principal amount of Debentures to be repaid. In connection with the Purchase Agreement, the Company has issued to the purchaser of the Debentures, warrants to purchase 75,000 shares of Common Stock at $2.50 per share. Also in connection with the transaction, the Company paid $40,000 of commission and applicable legal fees for each tranche to an investment banking firm and issued a warrant to purchase 125,000 shares of Common Stock at an exercise price of $2.00 per share. The estimated value of this warrant is $87,500, which has been accounted for as debt issuance costs, amortized to interest expense over the term of the Debentures issued with the first tranche. The intrinsic value of the beneficial conversion feature of each tranche is $125,000 and has been allocated to additional paid-in capital and a non-cash interest expense charge to earnings over the vesting period of the conversion feature. Net proceeds to the Company are being used for working capital, business development and other general corporate purposes.

     During fiscal 1998, the Company has issued 1,195,527 shares of Common Stock for the conversion of principal aggregating $1,100,000 of the 1997 Convertible Debentures plus $25,469 of accrued interest at an average conversion price of $0.94 per share.

ANALYSIS OF CASH FLOWS FROM OPERATIONS

     Net cash used in operating activities was $2,607,000 and $2,652,000 for the years ended September 30, 1998 and 1997, respectively. The decrease in cash used in operating activities was primarily a result of the decreased net loss in fiscal 1998 adjusted for changes in operating assets and liabilities. Cash provided from changes in operating assets and liabilities changed to $929,000 in fiscal 1998 from $804,000 in fiscal 1997, excluding the effect of non-recurring charges. This $125,000 change in cash flow from operating assets and liabilities reflected improved collections of accounts receivable, increased inventory and accounts payable balances to support the Company's increased backlog, and increased deferred revenues and other accrued expenses as a result of increased maintenance billings and increased installation accruals, respectively, during the current-year period.

     Net cash used in investing activities was $361,000 for the year ended September 30, 1998, as compared with $5,289,000 of net cash provided by investing activities for the year ended September 30, 1997. The change was primarily due to a decrease in proceeds from sales of marketable securities, and to a lesser extent, increased capital expenditures in fiscal 1998 to support establishment of Integral Partners, Inc.

     Net cash provided by financing activities was $1,918,000 for the year ended September 30, 1998, as compared to net cash used in financing activities of $1,213,000 in 1997. This $3,131,000 change is due primarily to $1,809,000 from the issuance of 8% Convertible Subordinated Debentures during the current year as noted above and in Note 8, and payments made under lines of credit during the year ended September 30, 1997.

     At September 30, 1998, the Company had $841,000 in cash and cash equivalents. Borrowings under lines of credit were $112,000 at September 30, 1998.

YEAR 2000 IMPACT

     Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information, including correct leap year recognition, at or after the year 2000. This is commonly referred to as the "Year 2000" problem. Digital Biometrics is evaluating its situation regarding the potential impact of Year 2000 problems on its business.

INTERNAL SYSTEMS

     The Company is evaluating and reviewing all the Company's internal systems that could pose Year 2000 risks in order to correct issues as they are identified. The Company is requesting Year 2000 readiness statements from each of its major suppliers of hardware and software products used for internal business applications, including computer and network equipment, telephone equipment, facility date-sensitive hardware, process date-sensitive hardware, and software. The Company will continue to review internal system requirements and to correct Year 2000 deficiencies as they are identified.

     The Company presently believes that the majority of its internal information systems are Year 2000 compliant, in that they will be able to distinguish accurately between 20th century and 21st century dates, and that the costs of converting or replacing those that are not Year 2000 compliant will not have a material adverse effect on the Company's financial position or results of operations. However, there can be no assurance that unforeseen difficulties or costs will not arise. Furthermore, the information systems of the Company's suppliers and customers may not be Year 2000 compliant, and it is possible that various business functions which require the interaction of the Company's systems with those of suppliers or customers will fail or malfunction in the Year 2000.

     The potential impact and related costs of the failure of the Company's information systems suppliers to address Year 2000 issues in the products supplied to the Company is not known at this time, but such failure may have a material adverse impact on DBI. The Company believes that hardware and software products for its internal systems are available for purchase from alternative suppliers should its current vendors fail to conform to Year 2000 compliance.

VENDOR PRODUCTS FOR MANUFACTURING

     The Company is also in the process of contacting its critical suppliers, manufacturers, and other vendors to determine if their operations and the products and services that they provide to the Company are Year 2000 compliant. Where practicable, the Company will attempt to lessen its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans where practicable. However, such failure, including failures of any contingency plans, remains a possibility and could have a materially adverse impact on the Company's results of operations or financial condition.

COMPANY PRODUCTS

     Management believes that all of the Company's products shipped beginning January, 1999, are and will continue to be Year 2000 compliant. The Company is evaluating products sold prior to this date for Year 2000 suitability, the specific nature of possible non-compliance, and the potential impact on DBI's customers. Upon completion of this evaluation, the results will be communicated to the Company's customers in writing. The Company presently anticipates that the evaluation will be completed and results communicated to customers by January 31, 1999.

     Based on results of tests to date, the Company has concluded that 1133S TENPRINTER systems shipped prior to January, 1999, are not Year 2000 compliant with respect to certain date-sensitive functions, but can be made compliant with software modifications. These modifications require changes to the operating system of the affected products. The 1133S operating system is sourced from an outside vendor, and then augmented by DBI to meet the particular requirements of DBI's products. Thus, achieving Year 2000 compliance requires obtaining certain operating system modifications from the operating system vendor, which are in turn incorporated by the Company into its applications, and then distributed by the Company to its customers and installed. Year 2000 upgrades for the 1133S TENPRINTER will be provided to customers with DBI maintenance agreements free of any additional charge. Owners of non-compliant 1133S TENPRINTER systems that do not have maintenance agreements with the Company may purchase Year 2000 upgrade software and installation services from the Company.

     In addition, based on test results to date, the Company has also determined that models of the TENPRINTER prior to the 1133S are not Year 2000 compliant with respect to certain date-sensitive functions. The Company is testing Year 2000 compliance on legacy software releases on a product-by-product basis, and will communicate to customers the specific functions which may not perform properly. As with the 1133S, the underlying operating systems of prior models of the TENPRINTER were sourced from outside vendors. These operating systems are no longer being supported by the vendors. Thus, no vendor assistance for Year 2000 upgrading is available to Digital Biometrics, making the task of upgrading these operating systems for Year 2000 compliance very difficult and uneconomical. Some customers may continue to use non-compliant TENPRINTERs by avoiding the use of non-compliant date-sensitive functions. To the best of the Company's knowledge as of the date of this filing, the Company has no obligation to upgrade models of its TENPRINTER product prior to the 1133S to Year 2000 compliance, and the Company has no present plans to develop or offer any such upgrades. In the event that the Company is required to offer Year 2000 compliance on TENPRINTER systems prior to the 1133S without compensation, the Company may be materially adversely affected. Customers with non-compliant systems may purchase the Company's TENPRINTER 1133S or DBI FingerPrinter CMS systems.

     It is possible that the Company's revenue may be adversely affected if current and prospective customers divert spending to correct or replace information systems which are not Year 2000 compliant.

COST OF YEAR 2000 COMPLIANCE TO THE COMPANY

     The estimated cost of the Company's software development to assure Year 2000 compliance of its 1133S TENPRINTER and future DBI products will be in the range of $50,000 to $75,000. The Company believes that most Year 2000 compliance upgrades to be provided to customers under maintenance agreements can be installed by modem, with only a limited number of on-site customer installations required. The Company believes that the cost to implement the software upgrades will be between $100,000 to $150,000 in total. If unplanned development issues or unplanned customer installation problems arise, the cost to complete Year 2000 compliance may exceed these estimates and have a material adverse effect on the Company's results of operations.

     The Company is creating a web site at www.digitalbiometrics.com containing additional information about the Year 2000 issue and the Company's compliance program.

     Achieving Year 2000 compliance is dependent on a number of factors, many of which are not within the Company's control. In the event that the above assessment of the Company's situation regarding Year 2000 issues is found to be incorrect on subsequent analysis, the Company's business and its results of operations may be materially adversely affected.

NEW ACCOUNTING PRONOUNCEMENTS

     During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." These standards which are effective in the Company's fiscal 1999, revise related disclosures. There will be no impact on the Company's financial position, results of operations, or cash flows from adoption of these standards.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for the Company's fiscal 2000. The impact of adoption on the Company's financial statements has not yet been determined.

RISK FACTORS

     Information or statements provided by the Company from time to time, including statements contained in this Form 10-K, may contain certain "forward-looking information" including comments regarding anticipated future operations, market opportunities, operating results and financial performance of the Company. The risk factors provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Reform Act for such forward-looking information.

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

GENERAL

     Among the most significant of these risks and uncertainties is the ability of the Company to:

     o    Achieve operating profitability;

     o    Develop and introduce new products and services;

     o    Build profitable revenue streams around these new offerings;

     o Maintain the loyalty and continued purchasing of the Company's products by existing customers;

     o Execute on customer commitments, including the fulfillment of delivery and installation schedules, and the implementation on time and within specifications of special features and functionality required by various customer contracts;

     o Collect outstanding accounts receivable and manage the concentration of credit and payment timing risks particularly regarding large customers;

     o Maintain adequate working capital and liquidity, including the availability of additional financing as may be required;

     o Create and maintain satisfactory distribution and operations relationships with AFIS vendors;

     o    Attract and retain key employees; and

     o    Secure the timely and cost-effective availability of components.

YEAR 2000

     As stated above in "Management's Discussion and Analysis - Year 2000 Impact," the Company's assessment of the Year 2000 problem as it relates to its internal systems, vendors and products includes estimated costs to achieve Year 2000 compliance. These costs may differ significantly from actual costs and may materially and adversely affect the financial results of the Company. Also, the potential impact of Year 2000 matters on the Company's product and maintenance revenues is not known at this time. Furthermore, the Company's financial results may be adversely affected by the impact on the Company of Year 2000 problems experienced by its suppliers.

INCREASED COMPETITION

     Markets for the Company's products and services are characterized by significant and increasing competition. The Company's financial results may be adversely affected by the actions of existing and future competitors, including the development of new technologies, the introduction of new products, and price reductions by such competitors to gain or retain market share.

WORKING CAPITAL AND LIQUIDITY

     Due primarily to continuing operating losses, the Company has not yet achieved positive cash flow. The Company has been and continues to be reliant on the availability of outside capital to sustain its operations. Management believes that cash and cash equivalents, accounts receivable and working capital provided from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements. Risks related to the Company's ability to maintain adequate working capital and liquidity include the continued availability of credit under the Company's line of credit, the availability of vendor credit, and payment by customers of accounts receivable at such times and in such amounts as to enable the Company to meet its payment obligations. Furthermore, there can be no assurance that further financing may not be required, or, if further financing is required, that it will be available on terms that are acceptable or favorable to the Company.

LAW ENFORCEMENT MARKET CHARACTERISTICS RESULT IN IRREGULAR REVENUE CYCLES

     The Company's performance in any one reporting period is not necessarily indicative of sales trends or future performance. Law enforcement and other government agencies are subject to political and budgetary constraints and the nature of the law enforcement market and government procurement processes are expected to continue to result in irregular and unpredictable revenue cycles for the Company. In many instances, customer procurements are dependent on the continued availability of state or federal government grants and general tax funding.

LOCAL GOVERNMENTAL CREDIT CONSIDERATIONS

     The Company extends substantial credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 71%, and 89%, respectively, of customer accounts receivable at September 30, 1998 and 1997 were from government agencies, of which 42% and 39%, respectively, were from a single customer. For the years ended September 30, 1998, 1997 and 1996, sales to two customers in 1998 accounted for 28%, three customers in 1997 accounted for 43%, and two customers in 1996 accounted for 30% of annual sales. Sales to sizeable customers requiring large and sophisticated networks of TENPRINTER systems and peripheral equipment often include technical requirements which may not be fully known at the time requirements are specified by the customer. In addition, contracts may specify performance criteria which must be satisfied before the customer accepts the products and services. Collection of accounts receivable may be dependent on completion of customer requirements, which may be unpredictable and not fully understood at the time of acceptance of the order by the Company, and may involve investment of additional Company resources. These investments of additional resources are accrued when amounts can be estimated but may be uncompensated and negatively impact profit margins and the Company's liquidity.

NEED TO UPGRADE PRODUCTS AND DEVELOP NEW TECHNOLOGIES

     Continued participation by the Company in the law enforcement market for live-scan systems may require the investment of Company resources in upgrading of the Company's products and technology for the Company to compete and to meet regulatory and statutory standards. There can be no assurance that such resources will be available to the Company or that the pace of product and technology development established by management will be appropriate to the competitive requirements of the marketplace.

GAMING MARKET RISKS

     On March 16, 1998, Digital Biometrics, Inc. entered into an agreement with Grand Casinos, Inc. forming a joint venture, TRAK 21 Development, LLC, to productize, test and market the TRAK-21 blackjack wagering data capture and player tracking system. The joint venture is susceptible to the normal business risks customary to a start-up operation. In particular, although prototype models of TRAK-21 have been successfully demonstrated, there can be no assurance that this technology will operate as required in live casino environments or that products based on TRAK-21 technology will be accepted by customers. In addition, it has not been determined whether or not the TRAK-21 system will be able to compete, on the basis of price and performance, with player tracking systems of competitors whose systems have been marketed for longer periods of time. There can be no assurance, therefore, that the joint venture will be profitable to the Company.

SYSTEMS INTEGRATION AND NEW PRODUCT OPPORTUNITIES

     The Company has established a systems integration division designated as the Integrated Information Solutions Division or "IIS" during the first quarter of fiscal 1998. This division was changed to a wholly owned subsidiary of the Company named "Integral Partners, Inc." during the first quarter of fiscal 1999. This is a start-up operation with the normal risks attendant to the establishment of a new business. The ability of this new enterprise to ultimately generate revenues and profits is as yet undetermined. It cannot be known whether sufficient profits will ultimately be generated to provide a return on this investment. While the Company believes that it has identified areas of market opportunity not well served by current participants, competition can be expected to increase, and such potential competitors may have greater resources available than the Company. Furthermore, there can be no assurance that the Company will be able to attract and retain systems integration personnel necessary for the success of Integral Partners, Inc., which is dependent for its success on the availability, efforts and performance of its personnel.

MARKET RISKS

     The Company is exposed to certain market risks with its $2 million line of credit of which $111,962 is outstanding at September 30, 1998. The line bears interest at an initial rate of 4% above the prime rate, and may be reduced to 3.25% or 2.5% above the prime rate if certain net income milestones are met. In addition, the Company also has $884,840 of convertible debentures outstanding with a face value of $900,000 at September 30, 1998.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Digital Biometrics, Inc.:

     We have audited the accompanying balance sheets of Digital Biometrics, Inc. as of September 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Biometrics, Inc. as of September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles.




                                             KPMG Peat Marwick LLP

Minneapolis, Minnesota
November 13, 1998

                            DIGITAL BIOMETRICS, INC.
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997

                                                                                                1998                 1997
                                                                                          -----------------    -----------------
Current assets:
     Cash and cash equivalents                                                                   $ 840,616          $ 1,891,397
     Marketable securities                                                                               -              154,808
     Accounts receivable, less allowance for doubtful accounts of $296,583 and
         $441,276, respectively                                                                  4,352,197            5,161,356
     Inventory (note 2)                                                                          2,848,421            2,294,593
     Prepaid expenses and other costs                                                              214,559              163,594
                                                                                          -----------------    -----------------
         Total current assets                                                                    8,255,793            9,665,748
                                                                                          -----------------    -----------------

Property and equipment (note 3)                                                                  2,410,172            2,027,737
     Less accumulated depreciation and amortization                                             (1,355,161)          (1,113,185)
                                                                                          -----------------    -----------------
                                                                                                 1,055,011              914,552
                                                                                          -----------------    -----------------

Patents, trademarks, copyrights and licenses, net of accumulated amortization of
     $100,656 and $156,171, respectively (note 1)                                                   35,785              118,938
Deferred issuance costs on convertible debentures, net of accumulated amortization of
     $29,648 and $196,854, respectively (notes 7 and 8)                                             71,872                    -
                                                                                          -----------------    -----------------
                                                                                                $9,418,461         $ 10,699,238
                                                                                          =================    =================


Current liabilities:
     Accounts payable                                                                           $1,783,086           $1,451,779
     Line of credit advances (note 5)                                                              111,962                    -
     Deferred revenue                                                                              918,291              677,925
     Accrued warranty                                                                              385,422              584,676
     Other accrued expenses (note 6)                                                             1,239,011              819,610
     Current installments of capital lease obligations (note 14)                                    34,620                    -
                                                                                          -----------------    -----------------
         Total current liabilities                                                               4,472,392            3,533,990

Capital lease obligations, less current installments (note 14)                                     113,117                    -
Convertible debentures (notes 7 and 8)                                                             884,840                    -
                                                                                          -----------------    -----------------
         Total liabilities                                                                       5,470,349            3,533,990
                                                                                          -----------------    -----------------

Stockholders' equity (note 11):
     Common Stock, $.01 par value. Authorized, 40,000,000 shares; issued
         and outstanding 13,661,832 and 12,361,038 shares, respectively                            136,618              123,610
     Additional paid-in capital                                                                 44,114,225           42,439,576
     Unrealized losses on marketable securities                                                          -               (1,639)
     Deferred compensation                                                                         (91,500)             (73,500)
     Accumulated deficit                                                                       (40,211,231)         (35,322,799)
                                                                                          -----------------    -----------------
         Total stockholders' equity                                                              3,948,112            7,165,248

Commitments (note 14)
                                                                                          -----------------    -----------------
                                                                                                $9,418,461         $ 10,699,238
                                                                                          =================    =================



                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                                                     1998                  1997                 1996
                                                               ------------------   -------------------  -------------------
Revenues (note 1):
     Identification systems                                         $8,078,333            $9,712,259           $6,821,025
     Maintenance                                                     2,625,010             1,707,099            1,506,247
     Systems integration services                                      619,348                     -                    -
                                                               -------------------  -------------------  ------------------
         Total                                                      11,322,691            11,419,358            8,327,272
                                                               ------------------   -------------------  -------------------

Cost of revenues:
     Identification systems                                          5,973,043             6,614,314            3,814,167
     Maintenance                                                     2,195,703             2,196,957            2,367,314
     Systems integration services                                      348,212                     -                    -
     Non-recurring charges                                                   -             1,529,118                    -
                                                               -------------------  -------------------  ------------------
         Total                                                       8,516,958            10,340,389            6,181,481
                                                               -------------------  -------------------  ------------------
Gross margin                                                         2,805,733             1,078,969            2,145,791
                                                               -------------------  -------------------  ------------------

Selling, general and administrative expenses:
     Sales and marketing                                             2,026,667             2,057,099            3,369,441
     Engineering and development                                     2,907,134             2,526,347            4,569,751
     Depreciation and amortization                                     394,655               319,536            1,049,584
     General and administrative                                      1,753,123             2,043,953            2,753,444
     Non-recurring charges                                                   -               330,319                    -
                                                               ------------------   -------------------  -------------------
         Total expenses                                              7,081,579             7,277,254           11,742,220
                                                               ------------------   -------------------  -------------------

Loss from operations                                                (4,275,846)           (6,198,285)          (9,596,429)

Other income (expense):
     Interest income                                                     47,163              230,347              585,708
     Interest expense (notes 7 and 8)                                  (594,430)            (300,039)          (2,676,182)
     Other expense                                                      (65,319)              (7,417)                   -
                                                               -------------------  -------------------  ------------------
         Total other income (expense)                                  (612,586)             (77,109)          (2,090,474)
                                                               -------------------  -------------------  ------------------




         Net loss                                                  $(4,888,432)          $(6,275,394)        $(11,686,903)
                                                               ==================   ===================  ===================

Loss per common share - basic and diluted                               $(0.38)               $(0.53)              $(1.24)
                                                               ==================   ===================  ===================

Weighted average common shares outstanding                          12,748,140            11,766,220            9,451,015
                                                               ==================   ===================  ===================



                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                           Common Stock      Additional    Deferred                 Accumulated
                                       ----------------------  Paid-in      Comp-
                                          Shares    Amount     Capital     ensation      Other        Deficit         Total
                                       ------------------------------------------------------------------------------------------
Balance September 30, 1995              7,833,633   $78,336 $31,061,754  $(216,684)    $(473,650)  $(17,360,502)  $13,089,254
Restricted stock awards                    17,456       175      71,825    (72,000)           -               -             -
Amortization of deferred compensation           -         -           -    192,684            -               -       192,684
Stock award for retirement plan            16,831       168      94,506          -            -               -        94,674
Change in unrealized loss on marketable
    securities                                  -         -           -          -       41,724               -        41,724
Debt conversion                         2,751,868    27,519   8,201,870          -            -               -     8,229,389
Warrant exercise                          157,500     1,575     313,425          -            -               -       315,000
Forgiveness of notes receivable from
    sale of common stock                        -         -           -          -      179,550               -       179,550
Net loss                                        -         -           -          -            -     (11,686,903)  (11,686,903)
                                       ------------------------------------------------------------------------------------------
Balance September 30, 1996             10,777,288   107,773  39,743,380    (96,000)     (252,376)   (29,047,405)   10,455,372
Restricted stock awards                    31,072       311      44,689    (18,000)           -               -        27,000
Amortization of deferred compensation           -         -           -     40,500            -               -        40,500
Exercise of stock options                  25,000       250      41,500          -            -               -        41,750
Stock award for retirement plan            41,798       418      88,403          -            -               -        88,821
Change in unrealized loss on marketable
    securities                                  -        -            -          -      133,114               -       133,114
Debt conversion                         1,485,880    14,858   2,506,341          -            -               -     2,521,199
Forgiveness of notes receivable from
    sale of common stock                        -        -            -          -      117,623               -       117,623
Issuance of warrant as payment for
    services received                           -        -       15,263          -            -               -        15,263
Net loss                                        -         -           -          -            -      (6,275,394)   (6,275,394)
                                       ------------------------------------------------------------------------------------------
Balance September 30, 1997             12,361,038   123,610  42,439,576    (73,500)      (1,639)    (35,322,799)    7,165,248
Restricted stock awards (note 11)          47,304       473      75,466    (75,939)           -               -             -
Amortization of deferred compensation           -         -           -     57,939            -               -        57,939
Exercise of employee stock options          2,000        20       4,480          -            -               -         4,500
Stock award for retirement plan (note      55,963       560      86,883          -            -               -        87,443
10)
Change in unrealized loss on marketable
    securities (note 4)                         -         -           -          -        1,639               -         1,639
Debt conversion (note 8)                1,195,527    11,955     858,262          -            -               -       870,217
Issuance of stock options as payment
    for                                         -        -       18,108          -            -               -        18,108
    services received (note 1)
Issuance of warrants in connection with
    convertible debentures (note 8)             -         -     131,450          -            -               -       131,450
Intrinsic value of beneficial
    conversion feature of convertible
    debentures   (note 8)                       -         -     500,000          -            -               -       500,000
Net loss                                        -         -           -          -            -      (4,888,432)   (4,888,432)
                                       ==========================================================================================
Balance September 30, 1998             13,661,832  $136,618 $44,114,225   $(91,500)       $   -    $(40,211,231)   $3,948,112
                                       ==========================================================================================

                 See accompanying notes to financial statements.



                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                                        1998                 1997                 1996
                                                                 -------------------   ------------------   ------------------
Cash flows from operating activities:
       Net loss                                                       $(4,888,432)         $(6,275,394)        $(11,686,903)
       Adjustments to reconcile net loss to net cash used in
         operating activities:
                  Provision for doubtful accounts receivable               99,901              (98,660)             651,000
                  Provision for technological obsolescence                      -                    -              631,243
                  Deferred compensation amortization and other             76,047              207,997              372,234
                  Depreciation and amortization                           520,552              585,622              864,183
                  Write-off of intangible assets                           76,901               20,048              548,788
                  Loss on sale of marketable securities                     1,315               64,624                    -
                  Loss on disposal and write-off of fixed assets
                      and tooling                                          51,618              227,769                8,305
                  Interest expense amortization for the
                      intrinsic value of the beneficial
                      conversion feature of convertible                   500,000                    -            1,923,529
                      debentures
                  Interest expense on debentures converted into
                      Common Stock                                         25,469              227,539              329,754
         Changes in operating assets and liabilities:
                  Accounts receivable                                     709,258              614,153           (1,833,548)
                  Inventory                                              (553,828)           1,339,066           (2,389,220)
                  Prepaid expenses and other expenses                     (50,965)              (5,119)             (63,424)
                  Accounts payable                                        331,307              348,605              641,843
                  Deferred revenue                                        240,366               28,747              106,420
                  Accrued expenses                                        253,089               63,462              521,741
                                                                 -------------------   ------------------   ------------------
         Net cash used in operating activities                         (2,607,402)          (2,651,541)          (9,374,055)
                                                                 -------------------   ------------------   ------------------

Cash flows from investing activities:
         Purchase of property and equipment                              (493,497)            (242,613)            (849,755)
         Proceeds from disposal of property and equipment                   1,311                    -                    -
         Patents, trademarks, copyrights and licenses                     (24,375)             (70,516)             (36,859)
         Sales of marketable securities before maturity                   155,132            5,602,327              130,043
                                                                 -------------------   ------------------   ------------------
         Net cash  (used in) provided by investing activities            (361,429)           5,289,198             (756,571)
                                                                 -------------------   ------------------   ------------------

Cash flows from financing activities:
         Net line of credit (payments) advances                           111,962           (1,255,000)            (195,000)
         Principal payments on capital lease obligations                   (7,212)                   -                    -
         Exercise of warrants and options                                   4,500               41,750              315,000
         Issuance of convertible debentures                             1,808,800                    -           10,109,750
                                                                 -------------------   ------------------   ------------------
         Net cash (used in) provided by financing activities            1,918,050           (1,213,250)          10,229,750
                                                                 -------------------   ------------------   ------------------

Increase (decrease) in cash and cash equivalents                       (1,050,781)           1,424,407               99,124

Cash and cash equivalents at beginning of year                          1,891,397              466,990              367,866
                                                                 -------------------   ------------------   ------------------

Cash and cash equivalents at end of year                                $ 840,616           $1,891,397            $ 466,990
                                                                 ===================   ==================   ==================

Supplemental disclosure of cash flow information:
         Cash paid during the year for interest                         $  11,147            $ 222,132            $  13,210
                                                                 ===================   ==================   ==================


                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The principal business of Digital Biometrics, Inc. (the "Company") is the development, manufacture, marketing and integration of computer-based products and services for the identification of individuals. The Company is a leading vendor of products employing "biometric" technology, the science of identifying individuals by measuring distinguishing biological characteristics. The Company's main products are special-purpose computer-based systems for "live-scan" fingerprint capture. These live-scan systems employ patented high-resolution optics and specialized hardware and software, combined with industry-standard computer hardware and software, to create highly optimized special-purpose systems which capture, digitize, print and transmit forensic-grade fingerprint images. Historically, these systems have been purchased mainly by law enforcement agencies, although some systems have been purchased by civil and commercial buyers.

     The Company also offers high resolution single fingerprint capture products for commercial and governmental identification applications.

     To capitalize on opportunities outside of its traditional law enforcement market, the Company established a systems integration services business which generated its first revenues in fiscal 1998. This business operated under the name "Integrated Information Solutions" or "IIS" during most of fiscal 1998. It has recently been renamed Integral Partners, Inc. and incorporated as a wholly owned subsidiary.

     The Company is also engaged in a joint venture with Grand Casinos, Inc., to productize, test and market the TRAK-21 blackjack wagering data capture and player tracking system based on technology developed by the Company.

STATEMENTS OF CASH FLOWS

     CASH AND CASH EQUIVALENTS:

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.

     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     On December 31, 1997 and 1996, the Company issued 55,963 and 41,798 shares, respectively, of common stock to satisfy the Company's discretionary matching to employees electing participation in the Company's 401(k) retirement plan. These issuances increased Common Stock and additional paid-in capital by $87,443 and $88,821 for fiscal 1998 and 1997, respectively, and reduced accrued compensation by the same amount.

     For the fiscal year ended September 30, 1998, the Company has issued 1,195,527 shares of common stock for the conversion of principal aggregating $1,100,000 of the 1997 Debentures plus $25,000 of accrued interest.

     For the fiscal year ended September 30, 1997, the Company has issued 1,485,880 shares of common stock for the conversion of principal aggregating $2,450,000 of the 1995 Debentures plus $228,000 of accrued interest.

     During the fiscal year ended September 30, 1998, the Company acquired property and equipment in the amount of $154,949 in exchange for a capital lease.

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     Approximately 71% and 89%, respectively, of customer accounts receivable at September 30, 1998 and 1997, were from government agencies, of which 42% and 39%, respectively, were from a single customer. For the years ended September 30, 1998, 1997 and 1996, sales to two customers in 1998 accounted for 16% and 12%, sales to three customers in 1997 accounted for 17%, 14% and 12%, and sales to two customers in 1996 accounted for 18% and 12%, respectively, of annual sales. Export revenues were 9%, 5% and 15% of total revenues, for the years ended September 30, 1998, 1997 and 1996, respectively.

MARKETABLE SECURITIES

     Marketable securities consist of collateralized mortgage-backed securities and U.S. Treasury zero coupon bonds. The Company classifies its marketable debt securities as available-for-sale and records these securities at fair market value. Net realized and unrealized gains and losses are determined on the specific identification cost basis.

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

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

     Costs associated with patents, trademarks and copyrights are capitalized and amortized over 60 months or the remaining life of the patent, trademark or copyright, whichever is shorter. The cost of software licenses related to purchased software are capitalized and amortized over 36 months or the life of the license, whichever is shorter. Accumulated amortization at September 30, 1998 and 1997 was $100,656 and $156,171, respectively. The Company charged $76,901 and $20,048 of unamortized patents during fiscal 1998 and 1997, respectively, for patents which were abandoned. Management periodically assesses the amortization period and recoverability of the carrying amount of intangible assets based upon an estimation of their value and future benefits of the recorded asset. Management has concluded that the carrying amount of the intangible assets is realizable.

LONG-LIVED ASSETS

     The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

REVENUE RECOGNITION

     Revenues from product sales are recognized upon shipment, installation, or acceptance, based on the particular product and contract terms. Revenues for professional and systems integration services are recognized using the percentage of completion method or on a time-and-materials basis. Revenues from maintenance and repair contracts are recognized over the period of the agreement. Services revenues are recognized when the related services are performed.

     The Company's performance for any period is not necessarily indicative of sales trends or future performance. The nature of the law enforcement and other governmental markets and private sector procurement processes are expected to continue to result in irregular and unpredictable revenue cycles for the Company.

WARRANTY COSTS

     Estimated product warranty costs are accrued at date of shipment.

ADVERTISING COSTS

     Advertising costs are expensed as incurred.

ENGINEERING AND DEVELOPMENT ARRANGEMENTS

     Engineering and development costs are expensed as incurred.

LOSS PER SHARE

     Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes assumed conversion shares consisting of stock options and warrants determined by the treasury stock method and dilutive convertible securities. Due to the anti-dilutive impact of assumed conversion shares, basic and diluted loss per share are the same.

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

STOCK-BASED COMPENSATION

     The Company has adopted the intrinsic-value method for determining the amount of compensation to be recorded for employee stock grants and the fair value method for determining the amount of compensation to be recorded for non-employee grants. Pro forma disclosures of net income (loss) and earnings
(loss) per share are presented as if the fair value based method had been applied in measuring compensation cost for employee stock grants (note 11).

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

NEW ACCOUNTING PRONOUNCEMENTS

     During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." These standards which are effective in the Company's fiscal 1999, revise related disclosures. There will be no impact on the Company's financial position, results of operations, or cash flows from adoption of these standards.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for the Company's fiscal 2000. The impact of adoption on the Company's financial statements has not yet been determined.


(2) INVENTORY

     Inventory is valued at standard cost, which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                                                September 30,
                                                         1998                    1997
                                                  -------------------      ------------------
         Components and purchased subassemblies           $1,119,766              $1,054,606
         Work in process                                   1,006,293                 699,097
         Finished goods                                      722,362                 540,890
                                                  ===================      ==================
                                                          $2,848,421              $2,294,593
                                                  ===================      ==================



(3) PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives, generally three to five years. Leasehold improvements are amortized over the estimated useful life of the asset or lease term, whichever is shorter. Property and equipment consists of the following:


                                                                            September 30,
                                                        1998                    1997
                                                 -------------------      ------------------
        Leasehold improvements                            $ 245,194               $ 200,942
        Office furniture and equipment                      989,342                 539,453
        Manufacturing equipment and tooling                 434,345                 444,823
        Customer service equipment                          148,755                 131,693
        Engineering equipment                               592,536                 710,826
                                                 ===================      ==================
                                                         $2,410,172              $2,027,737
                                                 ===================      ==================


                            DIGITAL BIOMETRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(4) MARKETABLE SECURITIES

     Marketable securities consists primarily of collateralized mortgage-backed securities. Net realized and unrealized gains and losses are determined on the specific identification cost basis. Realized losses from sales of marketable securities during fiscal 1998 and 1997 were $1,315 and $64,624, respectively. Unrealized gains and losses are reflected as a separate component of stockholders' equity.

(5) LINE OF CREDIT

     On September 29, 1998, the Company entered into an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with SPECTRUM Commercial Services. This line replaced an existing line of credit with another lender. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at an initial rate of 4% above the prime rate, and may be reduced to 3 1/4% or 2 1/2% above the prime rate if certain net income milestones are met. The line bears a minimum interest charge of $5,200 per month, is payable upon demand and expires in September 2000. At September 30, 1998, $111,962 was outstanding on this line of credit.


(6) OTHER ACCRUED EXPENSES

                                                               September 30,
                                                        1998                    1997
                                                 -------------------      ------------------
        Other accrued expenses consists of:
            Accrued salaries                              $ 370,326               $ 265,707
            Accrued vacation                                154,424                 121,994
            Accrued installation costs                      355,800                  97,750
            Other accrued expenses                          358,461                 334,159
                                                 ===================      ==================
                                                         $1,239,011                $819,610
                                                 ===================      ==================

(7) 1995 CONVERTIBLE DEBENTURES

     On September 29, 1995, the Company completed a private placement to offshore accredited investors of $10,900,000 of 8% Convertible Debentures due September 29, 1998 (the "1995 Debentures"). Net proceeds to the Company after placement fees but before legal and other expenses were $10,109,750. The debentures and unpaid interest were converted into common stock at the lesser of $7.00 per common share or 85% of the average trading price for any five consecutive trading days before conversion. A warrant to purchase 112,893 shares of the Company's common stock at $8.40 per share was granted to the placement agent for this offering. The intrinsic value of the beneficial conversion feature of $1,923,529 was allocated to additional paid-in capital with the resulting discount on the debt resulting in a non-cash interest expense charge to earnings (loss) in 1996 over the vesting period of the conversion feature. Net proceeds to the Company were used for working capital, product development and other general corporate purposes.

     All of the 1995 Debentures and accrued interest were converted into common stock during fiscal 1996 and fiscal 1997. The Company issued 4,237,748 shares of common stock for the conversion of principal aggregating $10,900,000 of the 1995 Debentures plus $557,000 of accrued interest at an average conversion price of $2.70 per share. For the fiscal year ended September 30, 1997, the Company issued 1,485,880 shares of common stock for the conversion of principal aggregating $2,450,000 of the 1995 Debentures plus $228,000 of accrued interest at an average conversion price of $1.80 per share.

                            DIGITAL BIOMETRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(8) 1997 CONVERTIBLE DEBENTURES

     On December 1, 1997 the Company entered into a convertible subordinated debenture purchase agreement ("Purchase Agreement") with a private investor, providing for the Company's issuance and sale of up to an aggregate of $2,500,000 of 8% Convertible Subordinated Debentures (the "1997 Debentures") in tranches of $500,000 each. The first four tranches were funded during fiscal 1998. The fifth tranche was funded in November 1998. The debentures sold are convertible in whole or in part at the option of the holder, with accrued interest, into shares of the Company's common stock, in each case at a conversion price equal to the lesser of (a) 80% of the average closing bid price on the five consecutive trading days preceding the conversion date, or (b) (i) $1.96 (for the first tranche), (ii) $1.36 (for the second tranche), (iii) $2.23 (for the third tranche), (iv) $1.49 (for the fourth tranche), and (v) $1.35 (for the fifth tranche). The Company has the right, exercisable at any time upon two trading days notice to the purchaser of the debentures given at any time the Company receives a conversion notice and the conversion price in effect in connection with such conversion notice is less than $1.25, to repay all or any portion of the outstanding principal amount of the debentures which have been tendered for conversion, at a price equal to the sum of 120% of the aggregate principal amount of debentures to be repaid. In connection with the Purchase Agreement, the Company has issued to the purchaser of the debentures warrants to purchase 75,000 shares of common stock at $2.50 per share. Also in connection with the transaction, the Company paid $40,000 of commission for each tranche to an investment banking firm plus applicable legal fees, and issued a warrant to purchase 125,000 shares of common stock at an exercise price of $2.00 per share. The estimated value of this warrant is $87,500, which has been accounted for as debt issuance costs, amortized to interest expense over the term of the debentures issued with the first tranche. The intrinsic value of the beneficial conversion feature of each tranche is $125,000 and has been allocated to additional paid-in capital and a non-cash interest expense charge to earnings over the vesting period of the conversion feature, which is the earlier of the effective date of the underlying securities registration statement or the 90th day after the original issuance date of the debentures. Net proceeds to the Company are being used for working capital, business development and other general corporate purposes.

     During fiscal 1998, the Company has issued 1,195,527 shares of common stock for the conversion of principal aggregating $1,100,000 of the 1997 Debentures plus $25,469 of accrued interest at an average conversion price of $0.94 per share. The intrinsic value of the beneficial conversion feature aggregated $500,000 for fiscal 1998 and has been recorded as additional paid-in capital and interest expense. The principal amount of the 1997 Debentures outstanding at September 30, 1998 aggregated $900,000.

(9) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments are recorded in its balance sheet. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit advances and convertible debentures approximate fair value due to the immediate or short-term maturity of these financial instruments.

(10) RETIREMENT PLAN

     Effective January 1, 1992, the Company adopted a profit sharing and savings plan (the "Retirement Plan") classified as a defined contribution plan and qualifying under Section 401(k) of the Internal Revenue Code. The Retirement Plan allows employees to defer a portion of their annual compensation through pre-tax contributions to the Retirement Plan. At the discretion of the Board of Directors, the Company may make matching contributions up to an amount equal to 50% of the contributions made by each employee, subject to a maximum contribution for each employee of 5% of compensation. The Board may also make other discretionary contributions to the Retirement Plan. Matching contributions at September 30, 1998 and 1997 resulted in accrued compensation expense of $105,142 and $88,321, respectively. Matching contributions have been paid through the issuance of Company common stock. For the years ended September 30, 1998, 1997 and 1996, the Company incurred $104,264, $95,958 and $102,504 respectively, of expense related to this plan.

(11) STOCKHOLDERS' EQUITY

CAPITAL STOCK

     On December 31, 1997 and 1996, the Company issued 55,963 and 41,798 shares, respectively, of common stock to satisfy the Company's discretionary matching to employees electing participation in the Company's 401(k) retirement plan. These issuances increased common stock and additional paid-in capital by $87,443 and $88,821, respectively.

                            DIGITAL BIOMETRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(11) STOCKHOLDERS' EQUITY (CONTINUED)

SHAREHOLDER RIGHTS PLAN

     In May 1996, the Board of Directors adopted a shareholder rights plan. The shareholder rights plan is designed to enable the Company and its Board of Directors to develop and preserve long-term value for stockholders and to protect stockholders in the event an attempt is made to acquire control of the Company without an offer of fair value to all stockholders. Under the shareholder rights plan, each stockholder of record beginning at the close of business on May 22, 1996, will receive as a dividend one right for each share of DBI common stock held. The rights expire on April 30, 2006.

STOCK OPTIONS

     In order to attract and retain employees and directors, while preserving cash resources, the Company has, since its inception, utilized stock option awards issued through various stock option plans and employment arrangements. As of September 30, 1998, there were issued and outstanding options for 2,003,200 shares of common stock issued to employees and directors and options to purchase 45,000 shares issued to certain of its contractors of which options to purchase 432,067 shares were currently exercisable.

     Effective with their election or re-election to the Company's Board of Directors on April 8, 1998, stock options were granted to each of the Company's outside directors for the purchase of an aggregate of 60,000 shares of common stock. These options are exercisable at $1.625 per share and expire on April 8, 2003.

     During fiscal 1998, the Company granted discretionary stock option awards to certain of its executive officers and employees for the purchase of an aggregate of 980,000 shares of common stock. These options are exercisable at prices from $1.094 to $2.563 per share and expire between 2005 and 2008.

     During fiscal 1998, the Company granted discretionary stock option awards to certain of its contractors for the purchase of an aggregate of 45,000 shares of common stock. These options are exercisable at prices from $1.906 to $2.563 per share and expire in 2005.

     Details of the status of stock options as of September 30, 1998, are included in the table below.

                                                         Shares                                   Weighted-
                                                          Under                                    Average
                                                         Option            Price Range          Exercise Price
                                                     ----------------    -----------------    -------------------
           Unexercised options outstanding -
                September 30, 1995                         848,600       $1.67-$14.75               $9.87

           Options granted                                 110,500       $5.50-$ 6.25               $5.77
           Options exercised                                     -                  -                   -
           Options forfeited                               (76,500)      $7.44-$13.63               $9.56
---------------------------------------------------- ---------------- -- ----------------- -- -------------------
           Unexercised options outstanding -
                September 30, 1996                         882,600       $1.67-$14.75               $9.38

           Options granted                               1,001,700       $1.56-$ 3.13               $2.19
           Options exercised                               (25,000)      $1.67                      $1.67
           Options forfeited                              (676,800)      $2.56-$14.75               $9.80
---------------------------------------------------- --------------      ---------------      -------------------
           Unexercised options outstanding -
                September 30, 1997                       1,182,500       $1.56-$14.75               $3.21

           Options granted                               1,085,000       $1.09-$ 2.56               $1.80
           Options exercised                                (2,000)      $2.25                      $2.25
           Options forfeited                              (217,300)      $1.31-$14.75               $7.06
---------------------------------------------------- --------------      ---------------      -------------------
           Unexercised options outstanding -
                September 30, 1998                       2,048,200       $1.09-$13.63               $2.06
                                                     ================



                            DIGITAL BIOMETRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(11) STOCKHOLDERS' EQUITY (CONTINUED)

     At September 30, 1998, the range of exercise prices and weighted average remaining contractual life of outstanding options was $2.06 and 8.54 years, respectively.

     The following table summarizes information with respect to options outstanding and exercisable as of September 30, 1998:

                              Options Outstanding                         Options Exercisable
               ---------------------------------------------   -------------------------------------------
                                Weighted                                        Weighted
                                 Average         Weighted                        Average        Weighted
  Range of                      Remaining         Average                       Remaining       Average
  Exercise          Number     Contractual       Exercise         Number of    Contractual      Exercise
   Prices         of Shares    Life (years)        Price           Shares      Life (years)      Price
------------------------------------------------------------   -------------------------------------------
$1.00 - $1.99     1,199,000       8.78            $ 1.77           105,334         6.61          $ 1.84
$2.00 - $2.99       787,200       8.33              2.21           264,733         8.04            2.17
$3.00 - $3.99        40,000       8.09              3.13            40,000         8.09            3.13
Over $4.00           22,000       4.02             10.39            22,000         4.02           10.39
               ---------------------------------------------   -------------------------------------------
                  2,048,200       8.54            $ 2.06           432,067         7.49          $ 2.60
               =============================================   ===========================================

     The Company applies APB Opinion No. 25 in accounting for options granted to employees and directors under its stock option plans and, accordingly, no compensation cost has been recognized for its stock options granted to its employees or directors in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                             1998               1997
                                        ----------------- ------------------

         Net loss - as reported             $(4,888,432)       $(6,275,394)

         Net loss - pro forma               $(5,633,305)       $(6,773,897)

         Loss per share - as reported          $  (0.38)          $  (0.53)

         Loss per share - pro forma            $  (0.44)          $  (0.58)

     The pro forma net loss reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period, typically three years, and compensation cost for options granted prior to October 1, 1995, is not considered.

     Principal assumptions used in applying the option valuation model were as follows:

                                           1998               1997
                                     ------------------ ------------------

        Risk-free interest rate             4.50%              5.75%

        Expected life, in years             5-10                 10

        Expected volatility                   83%               127%

        Expected dividend yield                0%                 0%


RESTRICTED STOCK

     Effective October 1, 1992, the Board of Directors adopted the 1992 Restricted Stock Plan pursuant to which awards of restricted stock may be made to employees and non-employee directors of the Company. The 1992 Restricted Stock Plan serves as a means of providing annual bonus amounts to executive employees and as the means of compensation of non-executive directors effective with each director's election at the annual meeting of stockholders. Restricted stock awards typically vest over a three-year period. The Company awarded 47,304, 25,413 and 17,456 shares, respectively, of common stock with a fair market value of $75,939, $54,000 and $72,000, respectively, for the years ended September 30, 1998, 1997 and 1996.

                            DIGITAL BIOMETRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(11) STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS

     The Company has warrants outstanding at September 30, 1998, for the purchase of 575,893 shares of its common stock. Warrants to purchase 450,893 shares of common stock are currently exercisable and expire at various times through December 1, 2002. The exercise prices per share range from $1.875 to $8.40.

(12) INCOME TAXES

     There is no provision for income taxes since a valuation allowance has been established equal to the corresponding net deferred tax asset. At September 30, 1998, the Company has carryforwards of net operating losses and research and development tax credits of $35,400,000 and $1,035,159, respectively. These carryforwards expire at various amounts from 1999 through 2018.


     Due to uncertainty of the realization of deferred tax assets, the Company has established a valuation allowance equal to net deferred tax assets. The change in the valuation allowance for the years ended September 30, 1998 and 1997, is as follows:

                                                    1998                    1997
                                             --------------------     ------------------

        Balance at beginning of year                 $13,851,000            $11,328,000
        Change in valuation allowance                  2,088,000              2,523,000
                                             --------------------     ------------------
                                                     $15,939,000            $13,851,000
                                             ====================     ==================

     The current and long-term deferred income tax asset and liability amounts as of September 30, 1998 and 1997, were composed of the following:

                                                                                1998                    1997
                                                                         --------------------     ------------------
         Current and long-term deferred income tax asset resulting from future deductible temporary differences are:
               Accounts receivable allowance                                  $    119,000           $    177,000
               Inventory capitalization                                             35,000                 28,000
               Other accrued expenses                                              590,000                538,000
               Research and development tax credit carryforwards                 1,035,000                828,000
               Net operating loss carryforwards                                 14,160,000             12,280,000
                                                                         --------------------     ------------------
                                                                                15,939,000             13,851,000
                                                                               (15,939,000)           (13,851,000)
                                                                         --------------------     ------------------
                                                                              $          0           $          0
                                                                         ====================     ==================

     The aforementioned carryforwards are subject to the limitation provisions of Internal Revenue Code sections 382 and 383. These sections provide limitations on the availability of net operating losses and credits to offset current taxable income and related income taxes when an ownership change has occurred. The Company's initial public offering in December 1990 resulted in an ownership change pursuant to these provisions and, accordingly, the use of the above carryforwards is subject to an annual limitation. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the long-term federal tax exempt rate. A total of $3,700,000 of the net operating loss carryforwards at September 30, 1998, is subject to the annual net operating loss limitation, estimated at $350,000. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $31,700,000, which were incurred subsequent to the change of ownership, are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards. Approximately $2,200,000 of the $35,400,000 net operating loss carryforwards relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital.

                            DIGITAL BIOMETRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(13) NET LOSS PER COMMON SHARE

     Net loss per common share-diluted was equal to net loss per common share-basic for all periods presented. The following is a summary of those securities outstanding at September 30 for the respective periods which have been excluded from the calculations because the effect on net loss per common share would not have been dilutive:

                                  1998              1997            1996
                               -------------    --------------  --------------

       Options                    2,048,200         1,182,500         882,600
       Warrants                     575,893           140,893         212,893
       Convertible debentures       858,524                 -       2,274,308

(14) LEASE COMMITMENTS

     Property and equipment at September 30, 1998 includes the following amounts for obligations under capital leases:


     Cost                                                            $154,949
     Less accumulated amortization                                      5,906
                                                          --------------------
                                                                     $149,403
                                                          ====================

     Future minimum payments on capital leases:
               1999                                                   $52,792
               2000                                                    52,792
               2001                                                    45,916
               2002                                                    11,539
               2003                                                     8,654
                                                          --------------------
                      Total minimum lease payments                    171,693
     Less amount representing interest                                 23,956
                                                          --------------------
     Present value of net minimum lease payments                      147,737
     Current installments                                              34,620
                                                          --------------------
                                                                     $113,117
                                                          ====================



     The Company leases its primary office and production facility in Minnetonka, Minnesota, under an operating lease that expires in April 2001. Annual base rent under the lease agreement is approximately $233,000 and the Company is obligated to pay a pro rata share for property taxes, maintenance and other operating expenses.

     The Company leases a facility in Maple Grove, Minnesota, for its wholly owned subsidiary, Integral Partners, Inc., under an operating lease that expires in June 2003. Annual base rent under the lease agreement is approximately $77,200 and the Company is obligated to pay a pro rata share for property taxes, maintenance and other operating expenses.

     The Company leases a separate sales and service office in Anaheim, California, under an operating lease that expires in December 1998, and is on a year-to-year lease arrangement. The Company is currently negotiating the extension of this lease.

     Rent expense for operating leases for 1998, 1997 and 1996 was $404,700, $396,800 and $329,400, respectively. Future minimum payments on operating leases for the years ending September 30, 1999, 2000, 2001, 2002 and 2003, are $471,200, $503,700, $343,000, $94,800 and $72,500, respectively.

(15) LITIGATION

     There are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.

                            DIGITAL BIOMETRICS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 (16) JOINT VENTURE WITH GRAND CASINOS, INC.

         On March 16, 1998, the Company entered into an agreement with Grand Casinos, Inc. forming a joint venture company named TRAK 21 Development, LLC, to productize, test and market the TRAK-21 blackjack table wagering data capture and player tracking system. Deployment of test systems based on TRAK-21 technology in a Grand Casinos property is anticipated in fiscal 1999. The Company's initial membership interest in the joint venture is 51%. The Company has adopted the equity method of accounting for the investment. The Company has no additional responsibility to fund the LLC. For the year ended September 30, 1998, the Company's loss from the joint venture is limited to the historical carrying amount of its investment of $13,700 and has been recorded as "other expense" in the Statements of Operations.

ITEM 9. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

     The Company has not changed its independent auditors nor has the Company had any disagreements with its independent auditors on matters of accounting or financial disclosure.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Items 10, 11, 12 and 13 is incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A which involves the election of directors and will be filed with the Commission within 120 days after the end of the fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements
                           Independent Auditors' Report
                           Balance Sheets: September 30, 1998 and 1997
                           Statements of Operations:
                             Years ended September 30, 1998, 1997 and 1996
                           Statements of Stockholders' Equity:
                              Years ended September 30, 1998, 1997 and 1996
                           Statements of Cash Flows:
                              Years ended September 30, 1998, 1997 and 1996
                           Notes to Financial Statements

         2.       Exhibits

         3.1 The Company's Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, effective March 11, 1993, File No. 33-58650 (the "1993 Form S-1"), and to Exhibit 3.1 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998).

         3.2 The Company's Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Report on Form 10-K for the year ended September 30, 1997 (the "1997 10-K")).

         4.1 Specimen Common Stock Certificate (incorporated by reference to the Registrant's Registration Statement on Form S-1, effective August 14, 1991, File No. 33-41080).

         4.2 8% Convertible Subordinated Debenture Due December 1, 2000 dated December 1, 1997, between the Company and KA Investments LDC (incorporated by reference to Exhibit 4.2 to the 1997 10-K) and schedule of substantially identical documents executed by the Company and not filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

         4.3 Rights Agreement dated May 2, 1996 between the Company and Norwest Bank, Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 9, 1996, File No.
                  0-18856).

         4.4 Convertible Subordinated Debenture Purchase Agreement dated December 1, 1997 between the Company and KA Investments LDC (incorporated by reference to Exhibit 10.1 to the 1997 10-K).

         4.5 Warrant dated December 1, 1997 between the Company and KA Investments LDC for the purchase of 15,000 shares of the Company's Common Stock (incorporated by reference to Exhibit
                  10.2 to the 1997 10-K) and schedule of substantially identical documents executed by the Company and not filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

         4.6 Registration Rights Agreement dated December 1, 1997 between the Company and KA Investments LDC (incorporated by reference to Exhibit 10.10 to the 1997 10-K).

         10.1 Warrant dated December 1, 1997 between the Company and Miller Johnson & Kuehn, Inc. for the purchase of 125,000 shares of the Company's Common Stock (incorporated by reference to Exhibit 10.3 to the 1997 10-K).

         10.2 Warrant dated March 18, 1997, between the Company and C. McKenzie Lewis III for the purchase of 8,000 shares of the Company's Common Stock (incorporated by reference to Exhibit
                  10.4 to the 1997 10-K).

         10.3 Agreement and General Release dated October 31, 1997 between the Company and Glenn M. Fishbine (incorporated by reference to Exhibit 10.11 to the 1997 10-K).

         10.4 General Credit and Security Agreement dated September 29, 1998 between the Company and Spectrum Commercial Services

         10.5 First Amended Revolving Note dated October 15, 1998 of the Company payable to Spectrum Commercial Services, amending and restating Revolving Note dated as of September 29, 1998.

         10.6 Lease for Company premises dated November 7, 1989 (incorporated by reference from the Company's Registration Statement on Form S-18, effective December 6, 1990, File No. 33-36939C).

         10.7     Amendment to Lease for Company Premises dated March 11,
                  1996 directors (incorporated by reference to Exhibit 10.14 to the 1997 10-K).

         10.8 1990 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 10-Q for the quarter ended March 15, 1997).

         10.9 1992 Restricted Stock Plan (incorporated by reference from the Company's 1993 Form S-1).

         10.10 1998 Stock Option Plan (incorporated by reference from Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended March 31, 1998).

         10.11 Form of Director Indemnification Agreement entered into between the Company and outside directors (incorporated by reference to Exhibit 10.17 to the 1997 10-K).

         11.1     Computation of Net Earnings (Loss) per Common Share.

         21.1     Subsidiaries of the Registrant

         23       Consent of KPMG Peat Marwick LLP.

         27.1     Financial Data Schedule.

(b)      REPORTS ON FORM 8-K.

                  The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the three-month period ended September 30, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MINNETONKA, MINNESOTA, ON THIS 29TH DAY OF DECEMBER 1998.

DIGITAL BIOMETRICS, INC.
       (REGISTRANT)                              /s/ James C. Granger
                                         -------------------------------------
                                                     James C. Granger
                                         President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED.




SIGNATURE                        TITLE

/s/ James C. Granger                                                                             December 29, 1998
------------------------------                                                                   -----------------
James C. Granger                 President, Chief Executive Officer                              Date
                                 and Director (principal executive officer)


/s/ John J. Metil                                                                                December 29, 1998
------------------------------                                                                   -----------------
John J. Metil                    Executive Vice President                                        Date
                                 Chief Operating Officer
                                 Chief Financial Officer (principal financial officer)


/s/ George Latimer                                                                               December 29, 1998
------------------------------                                                                   -----------------
George Latimer                   Director                                                        Date


/s/ C. McKenzie Lewis III                                                                        December 29, 1998
------------------------------                                                                   -----------------
C. McKenzie Lewis III            Chairman of the Board of Directors                              Date


/s/ Stephen M. Slavin                                                                            December 29, 1998
------------------------------                                                                   -----------------
Stephen M. Slavin                Director                                                        Date


/s/ John E. Haugo                                                                                December 29, 1998
------------------------------                                                                   -----------------
John E. Haugo                    Director                                                        Date


         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
Digital Biometrics, Inc.:

     Under date of November 13, 1998 we reported on the balance sheets of Digital Biometrics, Inc., as of September 30, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                           KPMG Peat Marwick LLP

Minneapolis, Minnesota
November 13, 1998

                                                                     SCHEDULE II
                            DIGITAL BIOMETRICS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                             Additions
                                                 --------------------------------
                                  Balance at       Charged to        Charged to                        Balance at
                                 Beginning of       Costs and          Other                             End of
       Description                   Year           Expenses          Accounts       Deductions           Year
-----------------------------------------------------------------------------------------------------------------
Allowance for Doubtful
    Accounts

          1996                   $ 111,000        $ 651,000 (a)           --        $   69,466 (b)    $  692,534

          1997                     692,534          (98,660)              --           152,598 (b)       441,276

          1998                     441,276          159,430               --           304,123 (b)       296,583

Inventory Reserve

          1996                     165,190          928,623 (c)           --            56,362         1,037,451

          1997                   1,037,451        1,015,804 (d)           --         1,752,147           301,108

          1998                     301,108          230,044               --           101,359           429,793

Warranty Reserve

          1996                      58,100          238,759               --           168,359           128,500

          1997                     128,500        1,146,413 (e)           --           690,237           584,676

          1998                     584,676          529,629               --           728,883           385,422

Accrued Installation
    Costs

          1996                      60,876          368,096               --           284,594           144,378

          1997                     144,378          609,608               --           656,236            97,750

          1998                      97,750          971,348               --           713,298           355,800

(a) Includes a fourth quarter charge of $540,000 for possible write-downs in accounts receivable related to contracts for live-scan technology.

(b)  Write-off of bad debts.

(c) Includes a fourth quarter charge of $632,000 relating to excess field service spare parts and demonstration equipment.

(d) Includes a third quarter charge of $928,000 related to technical obsolescence of inventory.

(e) Includes a third quarter charge of $524,000 for warranty items mainly associated with the introduction and rollout of the S-Series TENPRINTER.