Form 10-K405/A
period 1998-09-30
DIGITAL BIOMETRICS INC
filed 1999-01-28
CIK 868373

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                FORM 10-K/A NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ____________ TO ___________

                           Commission File No. 0-18856

                            DIGITAL BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                          41-1545069
          (State or other jurisdiction             (I.R.S. Employer
        of incorporation or organization)         Identification No.)

                5600 ROWLAND ROAD
              MINNETONKA, MINNESOTA                   55343-4315
    (Address of principal executive offices)          (Zip Code)

                                 (612) 932-0888
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                                            $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes __X__ No _____

As of January 26, 1999, 14,712,755 shares of the Registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on January 26, 1999, was $24,531,132. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                Total number of pages, including cover page [11]

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

            The following persons currently serve the Company as executive officers and/or members of its Board of Directors. Except for Mr. Slavin, each such person has consented to serve an additional term as director, if elected at the Company's next annual meeting of stockholders.

            James C. Granger. Mr. Granger became the Company's President and Chief Execution Officer on January 1, 1997, and was appointed to the Board of Directors of the Company effective January 27, 1997. Prior to joining the Company, Mr. Granger was employed by ADC Telecommunications, Inc. as president of its Access Platforms System between March 1995 and December 1996. Between 1989 and February 1995, Mr. Granger was employed by Sprint/United Telephone, Orlando, Florida, in various senior marketing and management positions. Prior to 1989, Mr. Granger was employed by American Telephone & Telegraph in various management positions.

            C. McKenzie Lewis III. Mr. Lewis was elected Chairman of the Company's Board of Directors on October 28, 1996 and has served as a director of the Company since 1994. Between 1986 and 1996, Mr. Lewis served as Chief Executive Officer and President and a director of Computer Network Technology Corporation, a developer and manufacturer of high performance extended channel networking systems. Mr. Lewis has over 26 years experience in the computer and data communications industry. Mr. Lewis is currently President of Sherpa Partners LLC and a General Partner in Minnesota Management Partners L.P.

            George Latimer. Mr. Latimer has served on the Company's Board of Directors since 1990. From November 1995 through December 1997, Mr. Latimer served as Chief Executive Officer of the National Equity Fund, a financing syndication for affordable housing in Chicago, Illinois. He is a Distinguished Visiting Professor of Urban Studies at Macalester College, St. Paul, Minnesota. From July 1993 to November 1995, Mr. Latimer served as Director, Office of Special Actions, U.S. Department of Housing and Urban Development ("HUD"). From February 1993 to July 1993, Mr. Latimer was employed as a consultant to HUD. From 1990 to 1993, Mr. Latimer was dean of Hamline University School of Law in St. Paul, Minnesota. From 1976 to 1990, Mr. Latimer served as the Mayor of St. Paul, Minnesota.

            Stephen M. Slavin. Mr. Slavin has served on the Company's Board of Directors since 1986. For more than six years, Mr. Slavin has been engaged in the private practice of law as a partner of the firm of Foley & Lardner, Chicago, Illinois.

            John E. Haugo. Mr. Haugo has served on the Company's Board of Directors since February 1998. Mr. Haugo has been Chief Executive Officer of MedServe Link, Inc. since January 1998. Mr. Haugo was not employed from March 1997 to January 1998. Mr. Haugo served as Vice President and General Manager of the Serving Software Group Business Unit of HBO and Company from September 1994 to March 1997. From April 1986 until September 1994, prior to its acquisition by HBO, Mr. Haugo was founder, Chairman and Chief Executive Officer of Serving Software, Inc., a provider of health care scheduling and resource management systems. Mr. Haugo is a director of Global Maintech, Inc.

            John J. Metil. Mr. Metil was hired as the Company's Chief Operating Officer and Chief Financial Officer in April, 1997, and was promoted to Executive Vice President in November 1998. From August 1992 to April 1997, Mr. Metil served as Executive Vice President with the Zebulon Group, Inc. Previously, he was a co-founder and served as Chief Financial Officer of Tricord Systems, Inc., and held senior finance and corporate development positions at National Computer Systems, Control Data Corporation and Pillsbury Company.

            Barry A. Fisher. Mr. Fisher became the Company's Vice President of Sales, Marketing and Business Development in March 1997. From June 1995 to March 1997, Mr. Fisher was a partner in American Connexions, an organization which provided sales management services to small businesses selling products to retail and government markets. During the period from December 1987 to June 1995, Mr. Fisher served as Vice President - Sales for Recovery Engineering, Inc.

            Michel R. Halbouty. Mr. Halbouty serves as the Company's Vice President of Operations, a position he has held since May 1997. From May 1992 to May 1997, Mr. Halbouty was employed as Vice President - Manufacturing of Netstar, Inc.

            Roman A. Jamrogiewicz. Mr. Jamrogiewicz was hired as the Company's Vice President of Engineering in May 1997. From November 1977 through April 1997, Mr. Jamrogiewicz was employed with Alliant Techsystems and served as Business Segment Director and held positions of Director for Advanced Development, Program Director and Director of Software Engineering.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and the holders of 10 percent or more of the Company's stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Based on the Company's review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during fiscal year 1998 its directors and executive officers filed all reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

            The following table sets forth certain information concerning compensation paid by the Company for the last three fiscal years to its Chief Executive Officer and other executive officers whose cash compensation exceeded $100,000 in fiscal year 1998 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM COMPENSATION
                                                    ANNUAL COMPENSATION                   AWARDS
              NAME AND                           ---------------------------  -------------------------------      ALL OTHER
          PRINCIPAL POSITION             YEAR       SALARY          BONUS      SECURITIES UNDERLYING OPTIONS    COMPENSATION(6)
-------------------------------------  --------  ------------    -----------  -------------------------------  -----------------
James C. Granger(1)                      1998      $175,020        $17,500                250,000                   $4,667
   President and Chief                   1997       131,265         32,816                250,000                        -
   Executive Officer                     1996             -              -                      -                        -





John J. Metil(2)                         1998       138,750         14,000                100,000                    3,563
   Executive Vice President,             1997        62,500          9,374                100,000                        -
   Chief Operating Officer and           1996             -              -                      -                        -
   Chief Financial Officer

Barry A. Fisher(3)                       1998       106,667         11,000                 75,000                    2,377
   Vice President of Sales, Marketing    1997        48,750          6,750                 75,000                        -
   and Business Development              1996             -              -                      -                        -

Roman A. Jamrogiewicz(4)                 1998       128,000         10,000                 50,000                    2,663
   Vice President of Engineering         1997        53,333          9,600                100,000                        -
                                         1996             -              -                      -                        -

Michel R. Halbouty(5)                    1998       109,167         11,000                 75,000                        -
   Vice President of Operations          1997        37,500          6,750                 75,000                        -
                                         1996             -              -                      -                        -

----------------------------------

(1) Mr. Granger has served as President and Chief Executive Officer of the Company since January 1, 1997.

(2) Mr. Metil has served as Chief Operating Officer and Chief Financial Officer of the Company since April 1, 1997 and as Executive Vice President since November 1, 1998.

(3) Mr. Fisher has served as Vice President of Sales, Marketing and Business Development since March 17, 1997.

(4) Mr. Jamrogiewicz has served as the Company's Vice President of Engineering since April 25, 1997.

(5) Mr. Halbouty has served as Vice President of Operations of the Company since May 1, 1997.

(6) Represents Company match, paid in shares of the Company's common stock, of employee 401(k) contributions.

                     STOCK OPTION GRANTS IN FISCAL YEAR 1998

                                                                                              POTENTIAL REALIZABLE VALUE AT
                             NUMBER OF                                                        ASSUMED ANNUAL RATES OF STOCK
                            SECURITIES      PERCENT OF TOTAL                                  PRICE APPRECIATION FOR OPTION
                            UNDERLYING     OPTIONS GRANTED TO    EXERCISE OR                              TERM(3)
                              OPTIONS         EMPLOYEES IN       BASE PRICE      EXPIRATION   -----------------------------
        NAME                 GRANTED(1)        FISCAL YEAR       ($/SHARE)(2)        DATE         5%                  10%
-------------------------   -----------    ------------------    ------------    ----------   ----------          ---------
James C. Granger             250,000             26%               $1.9063        05/21/08     $172,364           $436,805
John J. Metil                100,000             10%                1.9063        05/21/08       68,946            174,722
Barry A. Fisher               75,000              8%                1.9063        05/21/08       51,709            131,041
Roman A. Jamrogiewicz         50,000              5%                1.9063        05/21/08       34,473             87,361
Michel R. Halbouty            75,000              8%                1.9063        05/21/08       51,709            131,041

----------------------------------

(1) Subject to acceleration at the discretion of the Compensation committee or upon the death or disability of the optionee, each option becomes cumulatively exercisable with respect to 33 1/3 percent of the shares covered on each of the first three anniversaries of the grant date.

(2) Fair market value per share on the date of grant or the effective date, whichever is less, in accordance with the terms of the 1990 Stock Option Plan.

(3) The 5 percent and 10 percent assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future market price of the Company's common stock price.


                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998
                        AND FISCAL YEAR END OPTION VALUES

                                                                 NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                             SHARES ACQUIRED                  OPTIONS AT FISCAL YEAR END           AT FISCAL YEAR END(1)
                                    ON           VALUE      -------------------------------   -------------------------------
             NAME                EXERCISE       REALIZED     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
---------------------------  ---------------   ----------   -------------   ---------------   -------------   ---------------
James C. Granger                    -              -            83,333          416,667             -                -
John J. Metil                       -              -            33,333          166,667             -                -
Barry A. Fisher                     -              -            25,000          125,000             -                -
Roman A. Jamrogiewicz               -              -            33,333          116,667             -                -
Michel R. Halbouty                  -              -            25,000          125,000             -                -

---------------------------

(1) Market value of underlying securities at fiscal year end minus the exercise price.

TERMINATION OF EMPLOYMENT AND CHANGE-OF-CONTROL ARRANGEMENTS

            During fiscal 1997, the Board of Directors of the Company adopted a change of control plan for the benefit of executive officers, which provides for payment upon the occurrence of a change of control of the Company. Upon a change of control of the Company, an executive officer will, upon termination of his employment, be entitled to payment of an amount equal to such officer's base salary immediately prior to the change of control, payable on or before the 30th day following the termination of such officer's employment. An officer is not entitled to such payment if he is offered employment following a change of control by the successor to the Company or its business, provided such employment is comparable to his employment with the Company and is at a base salary level comparable to or greater than that paid by the Company. In the event the employment of an officer is not terminated, or such officer is offered employment by the successor and is employed, but such employment is terminated within a period of one year following the change of control, the officer shall be entitled to payment of an amount equal to his base salary, less compensation actually paid during the period in which he was employed by the Company or a successor subsequent to the change of control. The change of control payment is limited to an amount not to exceed the safe harbor under Section 280G of the Internal Revenue Code.

DIRECTOR COMPENSATION

            Employees of Digital Biometrics, Inc. receive no supplemental compensation for serving on the Board of Directors. Except as described below, outside directors of the Company served without monetary compensation in fiscal 1998.

            Pursuant to the Company's 1992 Restricted Stock Plan, each time a non-employee director is elected or re-elected to the Board, he or she will be granted the number of shares of restricted stock equal to $18,000 divided by the fair market value of one share of common stock at the close of business on the day prior to the date of grant. Restricted stock awards are granted on the date of the annual stockholders' meeting at which the non-employee director is elected or re-elected to the Board. Restricted stock awards were made to each of the Company's outside directors who served in fiscal 1998 (John E. Haugo, C. McKenzie Lewis III, George Latimer and Stephen M. Slavin).

            Effective with his appointment to the Board in February 1998, the Board awarded 3,000 shares of restricted common stock to Mr. Haugo. The market value of the award on the date of grant was $3,939.

            Each grant of restricted shares of the Company's common stock vests over a three-year period.

            Pursuant to the terms and conditions of the Company's 1998 Stock Option Plan, each time a non-employee director is elected or re-elected to the Board of Directors he will be granted an option to purchase 15,000 shares of the Company's common stock at an exercise price per share equal to 100 percent of the fair market value of the common stock on the date of such election or re-election. Effective with their election or re-election to the Board on April 8, 1998, a stock option grant to purchase 15,000 shares of the Company's common stock at an exercise price of $1.625 was issued to each of the Company's outside directors, John E. Haugo, C. McKenzie Lewis III, George Latimer and Stephen M. Slavin. The options vest on April 7, 1999 and have a term of five years.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

            The Compensation and Personnel Committee (the "Compensation Committee") is composed of the independent, outside directors whose names appear following this report. The Compensation Committee considers how the achievement of the Company's overall goals and objectives can be aided through the use of an appropriate compensation program. The Compensation Committee's responsibilities include determining the amount and type of compensation paid to the executive officers of the Company, as well as administering the Company's common stock-based benefit plans.

            The Compensation Committee believes that the Company's annual cash compensation package (base salary plus bonus opportunities) must be sufficient to retain and attract highly qualified and experienced executives and management personnel. The Compensation Committee also believes that stockholder value depends, to a significant extent, on a close alignment between the financial interests of the Company's stockholders and those of its employees, in particular its executive officers. Compensation of the Company's executive officers includes three primary elements: base compensation, annual incentives, and long-term incentives in the form of stock options or restricted stock.

            Base Compensation

            Annual base salaries of the Company's executive officers, other than the Company's President and Chief Executive Officer, are recommended by the President, subject to approval by the Compensation Committee. Individual salary recommendations may vary based upon the President's assessment of the value of each executive's position in the Company, Company performance, the executive's individual performance and compensation for similar positions at comparable companies. Compensation for the Company's President and Chief Executive Officer is determined by the Compensation Committee as discussed further below.

            Incentive Compensation

            The Company's Executive Compensation Plan (the "Plan"), amended most recently in 1997, is performance based and includes both annual and long-term incentive components. Performance under each Plan component is measured against predetermined revenue and profitability objectives with a "threshold," "target" and "maximum" for each. The Plan also includes the ability to assign individual management objectives to each participant. Target amounts are based upon the annual budget for revenue and profitability established by the

Board of Directors as of the beginning of each fiscal year. Threshold and maximum amounts are determined annually for revenue and profitability by the Compensation Committee in connection with the Board of Directors' consideration of the annual budget. Performance below the threshold objective results in no annual or long-term incentive award. Performance between threshold and target and target and maximum objectives result in incentive awards determined on a prorated basis. There is no additional award payable under the Plan for performance above the maximum objective. The Plan provides that the Compensation Committee may elect to pay all or any portion of any incentive award in restricted shares of the Company's common stock, vesting over a three-year period. Long-term incentive awards consist of stock options grants under the Company's 1990 Stock Option Plan and 1998 Stock Option Plan with vesting over a three-year period.

            No awards were paid under the revenue and profitability components of the Plan for fiscal 1998 as the Company's objectives were not achieved.

            Stock option plans maintained by the Company were established to provide employees, including executive officers, with an opportunity to financially participate in the Company's long-term performance. Periodic grants of stock options are considered at least annually for eligible employees. Additional grants are sometimes authorized by the Compensation Committee in its sole discretion. Historically, discretionary awards have been made in circumstances such as commencement of employment, initiation of employment contracts, completion of significant product installations and execution of significant agreements and/or following significant change in job responsibility or title. Stock options granted under the 1990 Stock Option Plan generally have a three-year vesting schedule and expire ten years from the date of grant. Stock options granted under the 1998 Stock Option Plan generally have a three-year vesting schedule and expire seven years from the date of grant. The exercise price of options granted under the 1990 Stock Option Plan and 1998 Stock Option Plan are equal to the fair market value of the underlying stock on the date of grant.

            CEO Compensation

            Mr. Granger's base salary, bonus opportunities and awards and stock option awards are reviewed annually and determined by the Compensation Committee. Mr. Granger's base salary, bonuses and stock option awards are, in general, determined using the same criteria described above for other executive officers. Mr. Granger is eligible to participate in the Company's 401(k) retirement plan. The level of Mr. Granger's compensation reflects, among other factors, the Compensation Committee's evaluation of his role in implementing strategies to achieve the Company's goals and his duties and responsibilities with the Company.

            The Compensation Committee believes that the Company's compensation programs for executive officers of the Company are aligned with the long-term interests of the Company's stockholders.

            Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), the deduction for corporate taxpayers with respect to the compensation of executive officers is limited to specified amounts unless the amount of such compensation is based upon performance objectives meeting certain regulatory criteria or is otherwise excluded from the limitation. The Compensation Committee believes that the Company's executive compensation practices are sufficiently linked to performance to permit the full deductibility of such compensation under Section 162(m).

January 26, 1999

                                  The Compensation and Personnel Committee:

                                        John E. Haugo, Chairman
                                        George Latimer
                                        C. McKenzie Lewis III
                                        Stephen M. Slavin

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of the date hereof, by:
(i) each person known by the Company to be the beneficial owner of more than five percent of its common stock, (ii) each director, (iii) each executive officer for whom disclosure is required pursuant to Item 403 of Regulation S-K and (iv) all executive officers and directors as a group.

                                                    Shares Beneficially Owned(1)
                                                    ----------------------------
Name of Beneficial Owner/Group                         Number            Percent
------------------------------                         ------            -------
Perkins Capital Management Inc.
      730 East Lake Street
      Wayzata, Minnesota 55391                       1,297,600             9.3%
Gordon L. Bramah
      Littlemoore House
      Eckington, Sheffield S31 9EF  England          1,053,435             7.5%
Bramah Limited
      Littlemoore House
      Eckington, Sheffield S31 9EF  England          1,052,935             7.5%
Stephen M. Slavin(2)                                   114,577               *
George Latimer(3)                                       39,626               *
C. McKenzie Lewis III(4)                                68,655               *
John E. Haugo                                           14,076               *
James C. Granger(5)                                    184,458             1.3%
John J. Metil(6)                                        39,419               *
Barry A. Fisher(7)                                      29,327               *
Roman A. Jamrogiewicz(8)                                36,983               *
Michel R. Halbouty(9)                                   25,000               *

All officers and directors as a group (9 persons)      552,121             3.7%

*  Indicates an amount less than one percent.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days. The same shares may be beneficially owned by more than one person.

(2) Includes 77,077 shares of common stock owned by Mr. Slavin and 37,500 shares of common stock that may be acquired subject to options.

(3) Includes 32,126 shares of common stock beneficially owned by Mr. Latimer and an option for 7,500 shares of common stock.

(4) Includes 20,655 shares of common stock beneficially owned by Mr. Lewis and an option and a warrant for the purchase of an aggregate of 48,000 shares of common stock.

(5) Includes 17,791 shares of common stock beneficially owned by Mr. Granger and options for the purchase of an aggregate of 166,667 shares of common stock.

(6) Includes 6,086 shares of common stock beneficially owned by Mr. Metil and options for the purchase of an aggregate of 33,333 shares of common stock.

(7) Includes 4,327 shares of common stock beneficially owned by Mr. Fisher and options for the purchase of an aggregate of 25,000 shares of common stock.

(8) Includes 3,650 shares of common stock beneficially owned by Mr. Jamrogiewicz and options for the purchase of an aggregate of 33,333 shares of common stock.

(9) Consists of options granted to Mr. Halbouty for the purchase of an aggregate of 25,000 shares of common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Gordon L. Bramah is the Chairman of the Board of Directors of Bramah Limited ("Bramah"), which is a significant stockholder of the Company. In connection with early stage investments made by Bramah in the Company, the Company granted Bramah an exclusive license for the Company's technology in the United Kingdom. In October 1992, the exclusive license was reacquired by the Company in return for a royalty arrangement whereby Bramah will be paid a 15 percent royalty on sale of the first $1.0 million of the Company's products in the United Kingdom. On September 30, 1998, the Company had accrued royalties of approximately $91,000 payable to Bramah on sales in the United Kingdom during fiscal 1997 and 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIGITAL BIOMETRICS, INC.




                                        By:   /s/ John J. Metil
                                              ----------------------------------
                                         Its: Executive Vice President,
                                              Chief Operating Officer and
                                              Chief Financial Officer
                                              ----------------------------------

Dated: January 27, 1999