Form 10-Q
period 1998-12-31
DIGITAL BIOMETRICS INC
filed 1999-02-16
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended   December 31, 1998
                              -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ___________ to __________________________________

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

     Common Stock, $.01 par value     January 31, 1999 - 14,794,636 shares
     ----------------------------     ------------------------------------
               (Class)                             (Outstanding)

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1998
                                      INDEX


PART I - FINANCIAL INFORMATION:
                                                                            PAGE
     ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)
                       CONSOLIDATED BALANCE SHEETS                            4
                       CONSOLIDATED STATEMENTS OF OPERATIONS                  5
                       CONSOLIDATED STATEMENTS OF CASH FLOWS                  6
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             7

     ITEM 2.      MANAGEMENT'S DISCUSSION AND                                12
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION:

     ITEM 1.       LEGAL PROCEEDINGS                                          20

     ITEM 2.       CHANGES IN SECURITIES                                      20

     ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                            20

     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS                                           20

     ITEM 5.       OTHER INFORMATION                                          20

     ITEM 6. (a)   EXHIBITS                                                   20
             (b)   REPORTS ON FORM 8-K                                        21

SIGNATURES                                                                    22

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1998

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As provided for under the Private Securities Litigation Reform Act, the Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors, including the Company's ability to achieve profitability, introduce new products and services, build profitable revenue streams around new product and service offerings, maintain loyalty and continued purchasing of the Company's products by existing customers, execute on customer delivery and installation schedules, collect outstanding accounts receivable and manage the concentration of credit and payment timing risks particularly regarding large customers, create and maintain satisfactory distribution and operations relationships with AFIS vendors, attract and retain key employees, secure timely and cost-effective availability of product components, meet increased competition, maintain adequate working capital and liquidity, including the availability of financing as may be required, and upgrade products and develop new technologies. For a more complete description of such factors, see "Risk Factors" under Item 7 of the Company's Form 10-K report for the year ended September 30, 1998, filed December 29, 1998 with the Securities and Exchange Commission.

                            DIGITAL BIOMETRICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,       September 30,
                                                                                              1998                1998
                                                                                           (unaudited)
                                                                                           ------------       ------------
Current assets:
     Cash and cash equivalents (note 2)                                                    $    745,252       $    840,616
     Accounts receivable, less allowance for doubtful accounts of $279,759 and
         $296,583, respectively                                                               3,172,535          4,352,197
     Inventory (note 3)                                                                       2,895,291          2,848,421
     Prepaid expenses and other costs                                                           215,006            214,559
                                                                                           ------------       ------------
         Total current assets                                                                 7,028,084          8,255,793
                                                                                           ------------       ------------

Property and equipment                                                                        2,490,546          2,410,172
     Less accumulated depreciation and amortization                                          (1,465,431)        (1,355,161)
                                                                                           ------------       ------------
                                                                                              1,025,115          1,055,011
                                                                                           ------------       ------------

Patents, trademarks, copyrights and licenses, net of accumulated amortization of
     $94,427 and $100,656, respectively                                                          31,962             35,785
Deferred issuance costs on convertible debentures, net of accumulated amortization of
     $38,756 and $29,648, respectively (note 6)                                                  89,469             71,872
                                                                                           ------------       ------------
                                                                                           $  8,174,630       $  9,418,461
                                                                                           ============       ============


Current liabilities:
     Accounts payable                                                                      $  1,165,762       $  1,783,086
     Line of credit advances (note 4)                                                           129,288            111,962
     Accrued warranty                                                                           254,025            385,422
     Deferred revenue                                                                         1,080,190            918,291
     Other accrued expenses (note 5)                                                          1,022,728          1,239,011
     Current installments of capital lease obligations                                           35,324             34,620
                                                                                           ------------       ------------
         Total current liabilities                                                            3,687,317          4,472,392

Capital lease obligations, less current installments                                            102,270            113,117
Convertible debentures (note 6)                                                               1,079,049            884,840
                                                                                           ------------       ------------
         Total liabilities                                                                    4,868,636          5,470,349
                                                                                           ------------       ------------

Stockholders' equity (note 7):
     Common Stock, $.01 par value. Authorized, 40,000,000 shares; issued
         and outstanding 14,036,487 and 13,661,832 shares, respectively                         140,365            136,618
     Additional paid-in capital                                                              44,645,783         44,114,225
     Deferred compensation                                                                      (76,500)           (91,500)
     Accumulated deficit                                                                    (41,403,654)       (40,211,231)
                                                                                           ------------       ------------
         Total stockholders' equity                                                           3,305,994          3,948,112

                                                                                           ------------       ------------
                                                                                           $  8,174,630       $  9,418,461
                                                                                           ============       ============


          See accompanying notes to consolidated financial statements.

                            DIGITAL BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                            December 31,
                                                       1998               1997
                                                   ------------       ------------
Revenues:
     Identification systems                        $  1,346,119       $  1,690,249
     Maintenance                                        831,789            581,891
     Systems integration services                       189,760                 --
                                                   ------------       ------------
         Total revenues                               2,367,668          2,272,140
                                                   ------------       ------------

Cost of revenues:
     Identification systems                             901,853          1,430,548
     Maintenance                                        686,913            384,501
     Systems integration services                       100,504                 --
                                                   ------------       ------------
         Total cost of revenues                       1,689,270          1,815,049
                                                   ------------       ------------
     Gross margin                                       678,398            457,091
                                                   ------------       ------------

Selling, general and administrative expenses:
     Sales and marketing                                426,025            516,501
     Engineering and development                        634,944            700,292
     General and administrative                         651,480            477,566
                                                   ------------       ------------
         Total expenses                               1,712,449          1,694,359
                                                   ------------       ------------

Loss from operations                                 (1,034,051)        (1,237,268)

Other income (expense):
     Interest income                                      6,275             12,005
     Interest expense (note 7)                         (164,647)           (94,070)
     Other expense                                           --             (4,667)
                                                   ------------       ------------
         Total other income (expense)                  (158,372)           (86,732)
                                                   ------------       ------------

         Net loss                                  $ (1,192,423)      $ (1,324,000)
                                                   ============       ============

Net loss per common share                          $      (0.09)      $      (0.11)
                                                   ============       ============

Weighted average common shares outstanding           13,820,713         12,361,646
                                                   ============       ============


          See accompanying notes to consolidated financial statements.

                            DIGITAL BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                              December 31,
                                                                    -------------------------------
                                                                         1998               1997
                                                                    ------------       ------------
Cash flows from operating activities:
         Net loss                                                   $ (1,192,423)      $ (1,324,000)
         Adjustments to reconcile net loss to net cash used in
         operating activities:
                  Provision for doubtful accounts receivable             (12,361)             9,610
                  Deferred compensation amortization                      15,000             13,500
                  Depreciation and amortization                          148,145            120,479
                  Loss on disposal of fixed assets                            --              4,667
                  Loss from paydowns on marketable securities                 --              1,315
                  Interest expense amortization for the
                       intrinsic value of the beneficial
                       conversion feature of convertible
                       debentures                                        125,000             83,334
                  Interest expense on debentures converted
                       into common stock                                   9,490                 --

         Changes in operating assets and liabilities:
                  Accounts receivable                                  1,192,023            365,719
                  Inventories                                            (46,870)            52,808
                  Prepaid expenses                                          (447)           (21,273)
                  Accounts payable                                      (617,324)          (713,717)
                  Deferred revenue                                       161,899            295,546
                  Accrued expenses                                      (254,416)           (20,618)
                                                                    ------------       ------------
         Net cash used in operating activities                          (472,284)        (1,132,630)
                                                                    ------------       ------------

Cash flows from investing activities:
         Purchase of property and equipment                              (80,374)          (138,524)
         Patents, trademarks, copyrights and licenses                         --            (16,093)
         Proceeds from marketable securities                                  --            155,132
                                                                    ------------       ------------
         Net cash provided by (used in) investing activities             (80,374)               515
                                                                    ------------       ------------

Cash flows from financing activities:
         Issuance of convertible debentures, net                         450,111            445,000
         Principal payments on capital lease obligations                 (10,143)                --
         Net line of credit advances                                      17,326                 --
                                                                    ------------       ------------
         Net cash provided by financing activities                       457,294            445,000
                                                                    ------------       ------------

Decrease in cash and cash equivalents                                    (95,364)          (687,115)

Cash and cash equivalents at beginning of period                         840,616          1,891,397
                                                                    ------------       ------------

Cash and cash equivalents at end of period                          $    745,252       $  1,204,282
                                                                    ============       ============


          See accompanying notes to consolidated financial statements.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)


(1)  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Digital Biometrics, Inc., (the "Company," "Digital Biometrics" or "DBI") was incorporated in Minnesota in May, 1985 and reincorporated in Delaware in December, 1986. The principal business of Digital Biometrics is the development, manufacture, marketing and integration of computer-based products and services for the identification of individuals. In addition, through its Integral Partners subsidiary, the Company provides information technology (IT) services to commercial and governmental clients. The Company also participates in a joint venture with Lakes Gaming, Inc. named TRAK 21 Development, LLC, which seeks to develop, test and market an automated wagering tracking system based on technology developed by the Company.

     Digital Biometrics is a leading provider of products employing "biometric" technology, the science of identifying individuals by measuring distinguishing biological characteristics. The Company's main products are special-purpose, computer-based systems for "live-scan" fingerprint capture. These live-scan systems employ patented, high-resolution optics and specialized hardware and software, combined with industry-standard computer hardware and software, to create highly optimized, special-purpose systems which capture, digitize, print and transmit forensic-grade fingerprint images. Historically, these systems have been purchased primarily by law enforcement agencies, although some systems have been purchased by civil and commercial buyers. The Company also offers high-resolution, single-fingerprint capture products for commercial and governmental identification applications.

     The Company's strategy is to continue to market live-scan systems to law enforcement agencies, expand its products and service offerings, and expand into other markets. The law enforcement market for live-scan biometric products is well established. The Company believes there is increasing interest from other governmental and commercial markets to employ biometric identification technologies and products in such areas as applicant processing and enrollment. Digital Biometrics intends to aggressively pursue these emerging opportunities.

     To capitalize on opportunities outside of its traditional law enforcement market, the Company established an information technology services business which generated its first revenues in fiscal 1998. This business operated under the name "Integrated Information Solutions" or "IIS" during most of fiscal 1998. It has been renamed Integral Partners, Inc. and incorporated as a wholly owned subsidiary of the Company, effective October 1, 1998.

     A majority of the Company's revenues in the first three months of fiscal 1999 and fiscal 1998 were derived from live-scan systems sales, maintenance and applications development services for the law enforcement market. The Company's current and near-term future results of operations are expected to be heavily influenced by the characteristics of the law enforcement market. The law enforcement market and the government procurement process are subject to budgetary, economic and political considerations which may vary significantly from state to state and among different agencies. These market characteristics, along with the recent and continuing development of and competition within the live-scan electronic fingerprint industry, have resulted in, and are expected to continue to

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)


result in an irregular revenue cycle for the Company; any prediction of future trends in this business is inherently difficult.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998, as amended by the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 28, 1999.

(2)  ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the financial statements of Digital Biometrics, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The Company extends credit to state and local governments in connection with sales of products to law enforcement agencies. Approximately 79% and 71%, respectively, of customer accounts receivable at December 31, 1998 and September 30, 1998 were from government agencies, of which 25% and 42%, respectively, were from a single customer. Sales to three customers in the three-month period ended December 31, 1998 accounted for 14%, 11% and 11% of total revenues, and sales to one customer in the three-month period ended December 31, 1997 accounted for 31% of total revenues. Export sales for the three-month period ended December 31, 1998 were 1% of total revenues as compared to 32% for the same period in 1997.

(2)  ACCOUNTING POLICIES (CONTINUED)

STATEMENT OF CASH FLOWS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)


       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                        Three Months Ended
                                                           December 31,
                                                        1998          1997
                                                      --------      --------

        Cash paid during the period for interest      $  9,174      $  3,157
                                                      ========      ========

For supplemental disclosure of non-cash investing and financing activities see notes 6 and 7.

NET LOSS PER COMMON SHARE

     Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes dilutive potential common shares including stock options and warrants determined by the treasury stock method and dilutive convertible securities. Due to the antidilutive impact of assumed conversion shares, basic and diluted loss per share are the same.

     The following is a summary of those securities outstanding at December 31 for the respective periods which have been excluded from the calculations because the effect on net loss per common share would not have been dilutive:

                                       1998           1997
                                    ---------      ---------

        Options                     2,154,600      1,269,750
        Warrants                      605,893        630,893
        Convertible debentures      1,029,727        402,500

(3)  INVENTORY

     Inventory is valued at standard cost which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                      December 31,      September 30,
                                          1998               1998
                                      ------------      ------------

        Components and purchased
          subassemblies               $    903,998      $  1,119,766
        Work in process                  1,186,965         1,006,293
        Finished goods                     804,328           722,362
                                      ------------      ------------
                                      $  2,895,291      $  2,848,421
                                      ============      ============

(4)  LINE OF CREDIT

     On September 29, 1998, the Company entered into an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with SPECTRUM Commercial Services. This line replaced an existing line of credit with another lender. Borrowings

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)


under this line of credit are secured by all the assets of the Company. The line bears interest at an initial rate of 4% above the prime rate, and may be reduced to 3.25% or 2.50% above the prime rate if certain net income milestones are met. The line bears a minimum interest charge of $5,200 per month, is payable upon demand and expires in September 2000. At December 31, 1998, $129,288 was outstanding on this line of credit.

(5)  OTHER ACCRUED EXPENSES

                                              December 31,      September 30,
                                                  1998              1998
                                              ------------      ------------

        Accrued salaries and commissions      $    260,064      $    370,326
        Accrued vacation                           166,933           154,424
        Accrued installation costs                 289,800           355,800
        Other accrued expenses                     305,931           358,461
                                              ------------      ------------
                                              $  1,022,728      $  1,239,011
                                              ============      ============

(6)  8% CONVERTIBLE SUBORDINATED DEBENTURES

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

     As of December 31, 1998, the Company has issued 1,502,354 shares of common stock for the conversion of $1,400,000 aggregate principal amount of the 1997 Debentures, plus $34,959 of accrued interest at an average conversion price of $0.96 per share. The intrinsic value of the beneficial conversion feature aggregated $125,000 for the three-month period ending December 31, 1998 and $500,000 for fiscal 1998 and has been recorded as additional paid-in capital and interest expense in the respective periods. The principal amount of the 1997 Debentures outstanding at December 31, 1998 aggregated $1,100,000.

(7)  STOCKHOLDERS' EQUITY

     Effective October 1, 1998, the Company issued a warrant in payment for services rendered on behalf of the Company. The related expenses have been recorded and accrued in fiscal 1998. The warrant entitles the holder to purchase up to 15,000 shares of the Company's common stock, at an exercise price of $2.60 per share, subject to certain antidilution provisions contained in of the warrant. The warrant expires in 2003.

     During the three-month period ended December 31, 1998, the Company granted stock options for the purchase of an aggregate of 158,500 shares of Common Stock to non-executive employees.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)


These options are exercisable at prices ranging from $1.094 to $1.75 per share and expire in 2005.

     Effective December 31, 1998, the Company issued 67,828 shares of common stock to satisfy the Company's discretionary matching to employees electing participation in the Company's 401(k) retirement plan. This issuance increased common stock and additional paid-in capital by $93,263 and reduced accrued compensation by the same amount.

(8)  LITIGATION

     There are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.

(9)  PRIVATE PLACEMENT

     On January 8, 1999 the Company closed on a private placement of common stock. A total of 422,219 shares were sold at $1.6579 each with total net proceeds to the Company of approximately $620,000. Warrants to purchase up to an aggregate of 422,219 shares at an exercise price of $1.6579 per share were granted to the purchasers. The Company issued an additional warrant to purchase up to 42,222 shares of common stock at an exercise price of $1.6728 per share to an investment banking firm as compensation for services rendered in the private placement.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     As more fully described in the subsection "Risk Factors" under Item 7 of the Company's Form 10-K report for the year ended September 30, 1998, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding intent, belief or current expectations of the Company and its management and are made in reliance upon the "safe harbor" provisions of the Securities Litigation Reform Act of 1995. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.

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

     The Company's strategy is to continue to market live-scan systems to law enforcement agencies, expand its products and service offerings, and expand into other markets. The law enforcement market for live-scan biometric products is well established. The Company believes there is increasing interest from other governmental and commercial markets to employ biometric identification technologies and products in such areas as applicant processing and enrollment. Digital Biometrics intends to aggressively pursue these emerging opportunities.

     To capitalize on opportunities outside of its traditional law enforcement market, the Company established an information technology services business which generated its first revenues in fiscal 1998. This business operated under the name "Integrated Information Solutions" or "IIS" during most of fiscal 1998. It has been renamed Integral Partners, Inc. and incorporated as a wholly owned subsidiary of the Company, effective October 1, 1998.

     The Company is engaged in a joint venture with Lakes Gaming, Inc. operating under the name of TRAK 21 Development, LLC. This joint venture was created to develop, test and market an automated wagering tracking system which utilizes technology developed by the Company.

     The law enforcement market and government procurement processes are subject to budgetary, economic and political considerations which vary significantly from state to state and among different agencies. These characteristics, together with the increasing level of competition

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


within the live-scan electronic fingerprint industry, have resulted (and are expected to continue to result) in an irregular revenue cycle for the Company.

     The Company generally recognizes product sales on the date of shipment for orders which are f.o.b. origin and upon delivery for f.o.b. destination, although recognition at some later milestone is not uncommon based on the terms of specific customer contracts. Revenue for professional services contracts and systems integration services revenues are recognized using the percentage of completion method or on a time-and-materials basis. The Company's standard terms of sale are payment due net in thirty days, f.o.b. Digital Biometrics, Inc. Terms of sale and shipment for certain procurements by municipal or other government agencies may, however, be subject to negotiation and may affect the Company's timing and criteria for revenue recognition. Revenue under contracts where a performance bond, collateral or customer acceptance is required is not recognized until collateral requirements have been satisfied and customer acceptance has occurred.

     Maintenance revenues are recognized over the life of the contract on a straight-line basis.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

     Total revenues were $2,368,000 for the three months ended December 31, 1998 compared with $2,272,000 for the same prior-year period. Identification system product revenues were $1,346,000 compared with $1,690,000 in the same prior-year period. The decrease is due primarily to a decrease in the number of TENPRINTER systems sold during the three months ended December 31, 1998.

     For the three-month period ended December 31, 1998, sales to three customers accounted for approximately 14%, 11% and 11% of total revenues. Sales to a different customer during the three months ended December 31, 1997 accounted for approximately 31% of total revenues. Export revenues for the three-month period ended December 31, 1998 were 1% of total revenues compared with 32% during the same prior-year period.

     Product maintenance and service revenues were $832,000 for the three months ended December 31, 1998 compared with $582,000 for the same prior-year period, an increase of 43%. This increase is due primarily to a larger installed base of TENPRINTER systems covered by maintenance agreements and an increase in maintenance rates effective with maintenance contract renewals.

     Systems integration revenues were $190,000 for the three months ended December 31, 1998. There were no integration service revenues for the same prior-year period. Systems integration revenues were generated from the Company's wholly owned subsidiary Integral Partners, Inc., which began operations during the first quarter of fiscal 1998 as a division of the Company.

     Overall gross margins for the three months ended December 31, 1998 were 29%, as compared with 20% of sales for the same prior-year period. Gross margins on identification system sales were 33% for the three months ended December 31, 1998 compared with 15% in the same prior-year

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


period. This increase is due to lower levels of warranty and installation costs than in the prior-year period, and the effect of a favorable product mix.

     Product maintenance and support margins for the three months ended December 31, 1998 and 1997 were 17% and 34%, respectively. The decrease in product maintenance and support margins is due mainly to accrual offsets during the three-month period ended December 31, 1997, which were established during fiscal year 1997 for planned losses on a maintenance contract.

     Systems integration margins for the three months ended December 31, 1998 were 47%. As indicated above, systems integration revenues were generated from its wholly owned subsidiary Integral Partners, Inc., which began operations during the first quarter of fiscal 1998 as a division of the Company.

     Sales and marketing expenses for the three-month period ended December 31, 1998 were 18% of total revenues compared to 23% for the same three-month prior-year period. The decrease in sales and marketing costs as a percentage of total revenue is due primarily to lower contractor costs and accrued royalties on international shipments. Engineering and development expenses were 27% of total revenues for the three-month period ended December 31, 1998 compared to 31% for the same period a year ago. This decrease is due primarily to reduced new product development costs. General and administrative expenses for the three-month periods ended December 31, 1998 and 1997 were 28% and 21%, respectively, of total revenues. The increase in general and administrative expenses as a percentage of total revenue is due primarily to an increase in personnel-related costs and other general expenses associated with Integral Partners, Inc.

     Interest income decreased to $6,000 for the three months ended December 31, 1998 from $12,000 for the same period in 1997 due to lower balances of cash and marketable securities.

     Interest expense increased to $165,000 for the three months ended December 31, 1998 from $94,000 for the same prior-year period, primarily due to an increased balance of 8% convertible debentures outstanding and a $42,000 increase in non-cash charges during the three-month period ended December 31, 1998 for the intrinsic value of the beneficial conversion feature of convertible debentures issued during the period.

     The Company incurred a net loss for the three-month period ended December 31, 1998 of $1,192,000 ($0.09 per share) as compared with $1,324,000 ($0.11 per share) for the same prior-year period.

INFLATION

     The Company does not believe inflation has significantly affected revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

     At December 31, 1998, the Company had carryforwards of net operating losses of approximately $36,900,000 that may allow the Company to reduce future income taxes that would

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


otherwise be payable. Of this amount approximately $2,200,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital. The carryforwards expire annually beginning in 1999. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the published U.S. Internal Revenue Service long-term federal tax exempt rate. A total of $3,700,000 of the net operating loss carryforwards at December 31, 1998 is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $33,200,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     For the period from the Company's inception in 1985 through December 31, 1998, the Company's cumulative deficit was $41,404,000. Losses are expected to continue until revenues and gross margin from sales of the Company's current and future products and services are sufficient to cover the level of expenses required for the Company's operations.

     The Company's business has included large contract awards from international, state and local law enforcement agencies and it is expected that this will continue. Collection of receivables related to billings of these contract amounts is often protracted.

     On September 29, 1998, the Company entered into an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with SPECTRUM Commercial Services. This line replaced an existing line of credit with another lender. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at an initial rate of 4% above the prime rate, and may be reduced to 3.25% or 2.50% above the prime rate if certain net income milestones are satisfied. The line bears a minimum interest charge of $5,200 per month, is payable upon demand and expires in September 2000. At December 31, 1998, $129,288 was outstanding on this line of credit.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1998


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

ANALYSIS OF CASH FLOWS FROM OPERATIONS

     Net cash used in operating activities was $472,000 for the three months ended December 31, 1998 compared with $1,133,000 for the same prior-year period. The decrease in cash used in operating activities was primarily a result of the smaller net loss for the current-year period, adjusted for changes in operating assets and liabilities. Cash provided from changes in operating assets and liabilities were $435,000 in the three-month period ended December 31, 1998 as compared to cash used of $42,000 in the same prior-year period. This $477,000 change in cash flow from operating assets and liabilities resulted primarily from improved collections of accounts receivable, a higher inventory balance to support the Company's increased backlog, decreased accounts payable balances and decreased warranty and installation accruals, respectively, during the current-year period.

     Net cash used in investing activities was $80,000 for the three months ended December 31, 1998 as compared with less than $1,000 of net cash provided by investing activities in the same prior-year period. The change was primarily due to a decrease in proceeds from marketable securities, and decreased capital expenditures and patent costs.

     Net cash provided by financing activities was $457,000 during the three months ended December 31, 1998, as compared to $445,000 during the same prior-year period. This increase is due primarily to an increase in borrowings under a line of credit at December 31, 1998 as compared to the prior year partially offset by payments made on capital lease obligations during the current-year period.

     At December 31, 1998, the Company had $745,000 in cash and cash equivalents. Based on sales and operating forecasts management believes that cash and cash equivalents, together with available financing sources, are adequate to meet current operating requirements. However, any prediction of future sales is inherently difficult. Additional financing may be required if sales and operating results are different from forecasts. The Company has identified potential sources for such additional financing, in the event that it is required; however, there can be no assurance that such sources will, in fact, provide the Company with such financing on terms that are acceptable to the Company, if at all.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 PHENOMENON

     Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information, including correct leap year recognition, at or after the year 2000. This is commonly referred to as the "Year 2000" phenomenon. Digital Biometrics is evaluating the potential effect of the Year 2000 phenomenon on its business.

INTERNAL SYSTEMS

     The Company is evaluating and reviewing all the Company's internal systems that could pose Year 2000 risks, and the Company intends to correct problems as they are identified. The Company is requesting Year 2000 readiness statements from each of its major suppliers of hardware and software products used for internal business applications, including computer and network equipment, telephone equipment, facility date-sensitive hardware, process date-sensitive hardware, and software. The Company will continue to review internal system requirements and to correct Year 2000 deficiencies as they are identified.

     The Company believes that the majority of its internal information systems are Year 2000 compliant, such that they will be able to distinguish accurately between 20th century and 21st century dates, and that the cost of converting or replacing those that are not Year 2000 compliant will not be material in relation to the Company's financial position or results of operations. However, there can be no assurance that unforeseen difficulties or costs will not arise. Furthermore, the information systems of the Company's suppliers and customers may not be Year 2000 compliant, and it is possible that various business functions which require the interaction of the Company's systems with those of suppliers or customers will fail or malfunction in the Year 2000.

     The potential effect and related costs of the failure of the Company's information systems suppliers to address Year 2000 issues in the products supplied to the Company is not known at this time, but such failure may have a material adverse affect on DBI. The Company believes that hardware and software products for its internal systems are available for purchase from alternative suppliers should its current vendors fail to conform to Year 2000 compliance.

VENDOR PRODUCTS FOR MANUFACTURING

     The Company is also in the process of contacting its critical suppliers, manufacturers, and other vendors to determine if their operations and the products and services that they provide to the Company are Year 2000 compliant. Where practicable, the Company will develop contingency plans to lessen its risks with respect to the failure of third parties to be Year 2000 ready. However, such failure, including failures of any contingency plans, remains a possibility and may have a material adverse affect on the Company's results of operations and financial condition.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPANY PRODUCTS

     Management believes that all of the Company's products shipped beginning January, 1999, are and will continue to be Year 2000 compliant. The Company evaluated products sold prior to this date for Year 2000 suitability, the specific nature of possible non-compliance, and the potential impact on DBI's customers. The results are being communicated to the Company's customers in writing as product generations are evaluated. Evaluation of the 1133S TENPRINTER has been completed with notification of compliance communicated to the Company's customers in writing in January, 1999. The Company presently anticipates that the evaluation of the 1133R TENPRINTER product will be completed and results communicated to customers by February 28, 1999.

     Based on results of tests to date, the Company has concluded that 1133S TENPRINTER systems shipped prior to January, 1999, are not Year 2000 compliant with respect to certain date-sensitive functions, but can be made compliant with software modifications. These modifications require changes to the operating system of the affected products. The 1133S operating system is sourced from an outside vendor, and then augmented by DBI to meet the particular requirements of DBI's products. Consequently, achieving Year 2000 compliance requires obtaining certain operating system modifications from the operating system vendor, which are in turn incorporated by the Company into its applications and then distributed by the Company to its customers and installed by them. Year 2000 upgrades for the 1133S TENPRINTER will be provided to customers with DBI maintenance agreements free of any additional charge. Owners of non-compliant 1133S TENPRINTER systems that do not have maintenance agreements with the Company may purchase Year 2000 upgrade software and installation services from the Company.

     In addition, based on test results to date, the Company has also determined that models of the TENPRINTER prior to the 1133S are not Year 2000 compliant with respect to certain date-sensitive functions. The Company is testing Year 2000 compliance on legacy software releases on a product-by-product basis, and will communicate to customers the specific functions which may not perform properly. As with the 1133S, the underlying operating systems of prior models of the TENPRINTER were sourced from outside vendors. These operating systems are no longer being supported by the vendors. Thus, no vendor assistance for Year 2000 upgrading is available to Digital Biometrics, making the task of upgrading these operating systems for Year 2000 compliance very difficult and uneconomical. Some customers may continue to use non-compliant TENPRINTERs by avoiding the use of non-compliant date-sensitive functions. To the best of the Company's knowledge, the Company has no obligation to upgrade models of its TENPRINTER product prior to the 1133S to Year 2000 compliance, and the Company has no present plans to develop or offer any such upgrades to bring to full Year 2000 compliance. In the event that the Company is required to offer Year 2000 compliance on TENPRINTER systems prior to the 1133S without compensation, the Company may be materially adversely affected. Customers with non-compliant systems may purchase the Company's TENPRINTER 1133S or DBI FingerPrinter CMS systems.

     It is possible that the Company's revenue may be adversely affected if current and prospective customers divert spending to correct or replace information systems which are not Year 2000 compliant.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COST OF YEAR 2000 COMPLIANCE TO THE COMPANY

     The estimated cost of the Company's software development to assure Year 2000 compliance of its 1133S TENPRINTER and future DBI products will be in the range of $50,000 to $75,000. The Company believes that most Year 2000 compliance upgrades to be provided to customers under maintenance agreements can be installed by modem, with only a limited number of on-site customer installations required. The Company believes that the cost to implement the software upgrades will be between $100,000 to $150,000 in total. If unplanned development issues or unplanned customer installation problems arise, the cost to complete Year 2000 compliance may exceed these estimates and have a material adverse affect on the Company's results of operations.

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

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1998


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               There are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.

ITEM 2. CHANGES IN SECURITIES

     (a)  Not applicable.

     (b)  Not applicable.

     (c)
               Effective October 1, 1998, the Company issued a warrant in payment for services rendered in securing employment of certain employees of the Company. No underwriter or broker-dealer was involved in connection with such issuance, nor was any commission or discount paid or allowed in connection therewith. The registrant believes the issuance of the warrant was exempt from registration under Securities Act of 1933, as amended, pursuant to Section 4(2) thereof as a transaction not involving a public offering. The warrant entitles the holder to purchase 15,000 shares of the Company's common stock, exercisable at the price of $2.60 per share, subject to customary antidilution provisions of the warrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5. OTHER INFORMATION

          None

ITEM 6. (a) EXHIBITS

          Exhibit 10.1 Securities Purchase Agreement, dated as of January 8, 1999, by and among the Company and the Purchasers identified therein.

          Exhibit 10.2 Registration Rights Agreement, dated as of January 8, 1999, by and among the Company and the Purchasers identified therein.

          Exhibit 10.3 Form of Common Stock Purchase Warrant issued to purchasers of Digital Biometrics, Inc. common stock in January 1999 private placement.

          Exhibit 11.0  Statement re: Computation of loss per share.

          Exhibit 27    Financial Data Schedule.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1998


        (b) REPORTS ON FORM 8-K

            There were no reports on Form 8-K filed by the Company during the three-month period ended December 31, 1998.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1998


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DIGITAL BIOMETRICS, INC.
                                       ------------------------
                                              (Registrant)



February 12, 1999                      s/John J. Metil
                                       ---------------------------
                                              John J. Metil
                                       Executive Vice President,
                                       Chief Operating Officer and
                                       Chief Financial Officer