Form 10-Q
period 1999-03-31
DIGITAL BIOMETRICS INC
filed 1999-05-11
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended             March 31, 1999
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________________ to ____________________________

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

   Common Stock, $.01 par value         April 30, 1999 - 15,130,682 shares
   ----------------------------         ----------------------------------
             (Class)                              (Outstanding)

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1999
                                      INDEX


PART I - FINANCIAL INFORMATION:                                             PAGE

     ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)
                    CONSOLIDATED BALANCE SHEETS                               4
                    CONSOLIDATED STATEMENTS OF OPERATIONS                     5
                    CONSOLIDATED STATEMENTS OF CASH FLOWS                     6
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                7

     ITEM 2.      MANAGEMENT'S DISCUSSION AND                                 13
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                           20


PART II - OTHER INFORMATION:

     ITEM 1.      LEGAL PROCEEDINGS                                           21

     ITEM 2.      CHANGES IN SECURITIES                                       21

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                             21

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                            22

     ITEM 5.      OTHER INFORMATION                                           22

     ITEM 6. (a)  EXHIBITS                                                    22
             (b)  REPORTS ON FORM 8-K                                         22

SIGNATURES                                                                    23

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1999

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As provided for under the Private Securities Litigation Reform Act, the Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors, including the Company's ability to maintain profitability, introduce new products and services, build profitable revenue streams around new product and service offerings, maintain loyalty and continued purchasing of the Company's products by existing customers, execute on customer delivery and installation schedules, collect outstanding accounts receivable and manage concentration of credit and payment timing risks, particularly those relating to large customers, create and maintain satisfactory distribution and operations relationships with automated fingerprint identification system ("AFIS") vendors, attract and retain key employees, secure timely and cost-effective availability of product components, meet increased competition, maintain adequate working capital and liquidity, including the availability of financing as may be required, and upgrade products and develop new technologies. For a more complete description of such factors, see "Risk Factors" under Item 7 of the Company's Form 10-K report for the year ended September 30, 1998, as amended by the Company's Form 10-K/A filed with the Securities and Exchange Commission on January 28, 1999.

                            DIGITAL BIOMETRICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                           March 31,      September 30,
                                                                                             1999              1998
                                                                                         ------------     ------------
Current assets:
     Cash and cash equivalents (note 2)                                                  $    676,930     $    840,616
     Accounts receivable, less allowance for doubtful accounts of $280,581 and
         $296,583, respectively                                                             5,335,911        4,352,197
     Inventory (note 3)                                                                     2,498,780        2,848,421
     Prepaid expenses and other costs                                                         273,397          214,559
                                                                                         ------------     ------------
         Total current assets                                                               8,785,018        8,255,793
                                                                                         ------------     ------------

Property and equipment                                                                      2,618,698        2,410,172
     Less accumulated depreciation and amortization                                        (1,607,307)      (1,355,161)
                                                                                         ------------     ------------
                                                                                            1,011,391        1,055,011
                                                                                         ------------     ------------

Patents, trademarks, copyrights and licenses, net of accumulated amortization of
     $98,161 and $100,656, respectively                                                        29,547           35,785
Deferred issuance costs on convertible debentures, net of accumulated amortization of
     $47,193 and $29,648, respectively (note 6)                                                56,682           71,872
                                                                                         ------------     ------------
                                                                                         $  9,882,638     $  9,418,461
                                                                                         ============     ============

Current liabilities:
     Accounts payable                                                                    $  1,197,559     $  1,783,086
     Line of credit advances (note 4)                                                         353,194          111,962
     Accrued warranty                                                                         366,517          385,422
     Deferred revenue                                                                       1,104,538          918,291
     Other accrued expenses (note 5)                                                        1,253,581        1,239,011
     Current installments of capital lease obligations                                         57,015           34,620
                                                                                         ------------     ------------
         Total current liabilities                                                          4,332,404        4,472,392

Capital lease obligations, less current installments                                          133,289          113,117
Convertible debentures (note 6)                                                               736,383          884,840
                                                                                         ------------     ------------
         Total liabilities                                                                  5,202,076        5,470,349
                                                                                         ------------     ------------

Stockholders' equity (note 7):
     Common Stock, $.01 par value. Authorized, 40,000,000 shares; issued
         and outstanding 15,130,682 and 13,661,832 shares, respectively                       151,307          136,618
     Additional paid-in capital                                                            45,960,049       44,114,225
     Deferred compensation                                                                   (117,000)         (91,500)
     Accumulated deficit                                                                  (41,313,794)     (40,211,231)
                                                                                         ------------     ------------
         Total stockholders' equity                                                         4,680,562        3,948,112

                                                                                         ------------     ------------
                                                                                         $  9,882,638     $  9,418,461
                                                                                         ============     ============


          See accompanying notes to consolidated financial statements.

                            DIGITAL BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                                      Three Months Ended                 Six Months Ended
                                                           March 31,                         March 31,
                                                     1999             1998             1999             1998
                                                 ------------     ------------     ------------     ------------
Revenues:
     Identification systems                      $  4,242,322     $  1,299,000     $  5,588,441     $  2,989,249
     Maintenance                                      879,644          617,649        1,711,433        1,199,540
     Systems integration services                      68,960          111,156          258,720          111,156
                                                 ------------     ------------     ------------     ------------
         Total revenues                             5,190,926        2,027,805        7,558,594        4,299,945
                                                 ------------     ------------     ------------     ------------

Cost of revenues:
     Identification systems                         2,677,292        1,106,440        3,579,145        2,536,988
     Maintenance                                      645,958          550,920        1,332,871          935,421
     Systems integration services                      42,263           73,032          142,767           73,032
                                                 ------------     ------------     ------------     ------------
         Total cost of revenues                     3,365,513        1,730,392        5,054,783        3,545,441
                                                 ------------     ------------     ------------     ------------
     Gross margin                                   1,825,413          297,413        2,503,811          754,504
                                                 ------------     ------------     ------------     ------------

Selling, general and administrative expenses:
     Sales and marketing                              462,570          380,092          888,595          896,593
     Engineering and development                      507,823          824,380        1,142,767        1,524,672
     General and administrative                       723,972          455,201        1,375,452          932,767
                                                 ------------     ------------     ------------     ------------
         Total expenses                             1,694,365        1,659,673        3,406,814        3,354,032
                                                 ------------     ------------     ------------     ------------

Income (loss) from operations                         131,048       (1,362,260)        (903,003)      (2,599,528)
                                                 ------------     ------------     ------------     ------------

Other income (expense):
Interest income                                         6,532            8,142           12,807           20,147
Interest expense (note 6)                             (47,720)        (190,095)        (212,367)        (284,165)
Other expense                                              --          (18,129)              --          (22,796)
                                                 ------------     ------------     ------------     ------------
         Total other income (expense)                 (41,188)        (200,082)        (199,560)        (286,814)
                                                 ------------     ------------     ------------     ------------
         Net income (loss)                       $     89,860     $ (1,562,342)    $ (1,102,563)    $ (2,886,342)
                                                 ============     ============     ============     ============

Net income (loss) per common share               $       0.01     $      (0.12)    $      (0.08)    $      (0.23)
                                                 ============     ============     ============     ============

Net income (loss) per common share -
     assuming dilution                           $       0.01     $      (0.12)    $      (0.08)    $      (0.23)
                                                 ============     ============     ============     ============

Weighted average common shares
     outstanding                                   14,727,788       12,551,141       14,269,266       12,455,352
                                                 ============     ============     ============     ============

Weighted average common shares
     outstanding - assuming dilution (note 2)      14,775,549       12,551,141       14,269,266       12,455,352
                                                 ============     ============     ============     ============

                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                            March 31,
                                                                  ---------------------------
                                                                      1999            1998
                                                                  -----------     -----------
Cash flows from operating activities:
         Net loss                                                 $(1,102,563)    $(2,886,342)
         Adjustments to reconcile net loss to net cash used in
         operating activities:
                  Provision for doubtful accounts receivable           (7,731)          5,287
                  Deferred compensation amortization                   28,500          27,937
                  Depreciation and amortization                       307,195         256,143
                  Write-off of intangible assets                           --          76,780
                  Loss on disposal of fixed assets                         --          12,613
                  Loss from paydowns on marketable securities              --           1,315
                  Interest expense amortization for the
                       intrinsic value of the beneficial
                       conversion feature of convertible
                       debentures                                     125,000         250,000
                  Interest expense on debentures converted
                       into common stock                               24,581          10,784

         Changes in operating assets and liabilities:
                  Accounts receivable                                (975,983)      1,414,325
                  Inventories                                         349,641        (359,889)
                  Prepaid expenses                                    (58,838)         95,830
                  Accounts payable                                   (585,527)       (346,270)
                  Deferred revenue                                    186,247         160,126
                  Accrued expenses                                    116,523         (96,099)
                                                                  -----------     -----------
         Net cash used in operating activities                     (1,592,955)     (1,377,460)
                                                                  -----------     -----------

Cash flows from investing activities:
         Purchase of property and equipment                          (138,862)       (220,638)
         Patents, trademarks, copyrights and licenses                  (1,268)        (19,985)
         Proceeds from marketable securities                               --         155,132
                                                                  -----------     -----------
         Net cash used in investing activities                       (140,130)        (85,491)
                                                                  -----------     -----------

Cash flows from financing activities:
         Issuance of convertible debentures, net                      450,111         899,400
         Principal payments on capital lease obligations              (27,098)             --
         Private placements of common stock                           905,154              --
         Net advances on line of credit                               241,232              --
                                                                  -----------     -----------
         Net cash provided by financing activities                  1,569,399         899,400
                                                                  -----------     -----------

Decrease in cash and cash equivalents                                (163,686)       (563,551)

Cash and cash equivalents at beginning of period                      840,616       1,891,397
                                                                  -----------     -----------

Cash and cash equivalents at end of period                        $   676,930     $ 1,327,846
                                                                  ===========     ===========


                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)



(1)  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Digital Biometrics, Inc., (the "Company," "Digital Biometrics" or "DBI") was incorporated in Minnesota in May 1985 and reincorporated in Delaware in December, 1986. The principal business of Digital Biometrics is the development, manufacture, marketing and integration of computer-based products and services for the identification of individuals. In addition, through its Integral Partners subsidiary, the Company provides information technology (IT) services to commercial and governmental clients. The Company also participates with Lakes Gaming, Inc. in a joint venture named TRAK 21 Development, LLC, which seeks to develop, test and market an automated wagering tracking system based on technology developed by the Company.

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

     In addition, the Company established an information technology services business which generated its first revenues in fiscal 1998. This business operated under the name "Integrated Information Solutions" or "IIS" during most of fiscal 1998. It has been renamed Integral Partners, Inc. and incorporated as a wholly owned subsidiary of the Company, effective October 1, 1998. This business is currently focused on the development of revenue opportunities related to identification.

     A majority of the Company's revenues in the first six months of fiscal 1999 and fiscal 1998 were derived from live-scan systems sales, maintenance and applications development services to governmental customers. The Company's current and near-term future results of operations are expected to be heavily influenced by the characteristics of governmental markets. Government procurement processes are subject to budgetary, economic and political considerations which may vary significantly among different agencies. These market characteristics, along with the recent and continuing development of and competition within the live-scan electronic fingerprint industry, have resulted in, and may continue to result in, an irregular revenue cycle for the Company; any prediction of future trends in this business is inherently difficult.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

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

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The Company extends credit to federal, state and local governments. Approximately 90% and 71%, respectively, of customer accounts receivable at March 31, 1999 and September 30, 1998 were from government agencies, of which 52% and 42%, respectively, were from a single customer. Revenues from one customer in the three-month period ended March 31, 1999 accounted for 42% of total revenues, and revenues from two customers in the three-month period ended March 31, 1998 accounted for 24% and 11% of total revenues. For the six-month period ended March 31, 1999, revenues from one customer accounted for 32% of total revenues. Revenues from two customers during the six-month period ended March 31, 1998 accounted for 18% and 14% of total revenues. Export revenues for the three-month period ended March 31, 1999 were less than 1% of total revenues as compared to 10% for the same period in 1998. Export revenues for the six-month period ended March 31, 1999 were less than 1% as compared to 21% for the same period in 1998.

NET INCOME (LOSS) PER COMMON SHARE

     Basic income (loss) per share excludes dilution and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes dilutive potential common shares including stock options and warrants determined by the treasury stock method and dilutive convertible securities.

STATEMENT OF CASH FLOWS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                               Six Months Ended
                                                                   March 31,
                                                               1999        1998
                                                             --------   --------

          Cash paid during the period for interest            $30,425    $ 5,208
                                                             ========   ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     The Company entered into capital leases aggregating $69,665 for the purchase of property and equipment during the six-month period ended March 31, 1999.

     The Company has issued 642,757 shares of common stock for the conversion of principal aggregating $650,000 of the 1997 Debentures plus $24,581 of accrued interest.

     For additional supplemental disclosure of non-cash investing and financing activities see notes 6 and 7.

(3)  INVENTORY

     Inventory is valued at standard cost which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                                   March 31,       September 30,
                                                     1999              1998
                                                -------------      -------------

                Components and purchased
                    subassemblies                  $1,221,727         $1,119,766
                Work in process                       975,203          1,006,293
                Finished goods                        301,850            722,362
                                                -------------      -------------
                                                   $2,498,780         $2,848,421
                                                =============      =============

(4)  LINE OF CREDIT

     The Company has an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with SPECTRUM Commercial Services. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at an initial rate of 4% above the prime rate, and may be reduced to 3.25% or 2.50% above the prime rate if certain net income milestones are met. The line bears a minimum interest charge of $5,200 per month, is payable upon demand and expires in September 2000. At March 31, 1999, $353,194 was outstanding on this line of credit.

(5)  OTHER ACCRUED EXPENSES

                                                  March 31,        September 30,
                                                    1999                1998
                                                -------------      -------------

                Accrued salaries and commissions   $  370,369         $  370,326
                Accrued vacation                      166,841            154,424
                Accrued installation costs            311,475            355,800
                Other accrued expenses                404,896            358,461
                                                -------------      -------------
                                                   $1,253,581         $1,239,011
                                                =============      =============

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


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

     As of March 31, 1999, the Company has issued 1,838,284 shares of common stock for the conversion of $1,750,000 aggregate principal amount of the 1997 Debentures, plus $50,049 of accrued interest at an average conversion price of $0.98 per share. The intrinsic value of the beneficial conversion feature aggregated $125,000 for the six-month period ending March 31, 1999 and $500,000 for fiscal 1998 and has been recorded as additional paid-in capital and interest expense in the respective periods. The principal amount of the 1997 Debentures outstanding at March 31, 1999 aggregated $750,000.

(7)  STOCKHOLDERS' EQUITY

     During the three-month period ended March 31, 1999, the Company granted stock options for the purchase of an aggregate of 43,500 shares of common stock to non-executive employees. These options are exercisable at a price of $1.25 per share and expire in 2006.

     Effective with their election at the annual stockholders' meeting held on March 16, 1999, the Company granted an aggregate of 43,200 shares of restricted common stock to its non-employee directors. The grant resulted in $54,000 in additional common stock issued and an equal amount of deferred compensation expense which is being amortized on a straight-line basis over the three-year restricted period. Also effective with their election, the Company granted options to acquire an aggregate of 45,000 shares of the Company's common stock to its non-employee directors. These options are exercisable at $1.25 per share and expire in 2004.

     On March 16, 1999, the shareholders approved an increase in the number of shares of common stock authorized for issuance under the Digital Biometrics, Inc. Retirement Plan from 200,000 to 500,000.

     Effective March 16, 1999 the Company issued 20,069 shares of common stock to satisfy the Company's discretionary matching to employees electing participation in the Company's 401(k) retirement plan. This issuance increased common stock and additional paid-in capital by $27,595 and reduced accrued compensation by the same amount.

     On April 14, 1999, the shareholders approved an amendment to the Company's Certificate of Incorporation to authorize the issuance of up to 5,000,000 shares of preferred stock.

(8)  NET INCOME (LOSS) PER COMMON SHARE

     The following is a summary of those securities outstanding at March 31 for the respective periods, which have been excluded from the calculations because the effect on net income (loss) per common share would not have been dilutive:

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

                                          For the Three-Month Period        For the Six-Month Period
                                                Ended March 31,                  Ended March 31,
                                        -----------------------------     ---------------------------
                                             1999            1998            1999            1998
                                        -----------------------------     ---------------------------
             Options                       1,892,545         912,700       2,195,600         912,700
             Warrants                      1,070,334         645,893       1,370,389         645,893
             Convertible debentures          749,677         362,593         749,677         362,593

         The per share computations are based on the weighted average number of common shares outstanding during the periods.

                                                       Three Months Ended              Six Months Ended
                                                           March 31,                       March 31,
                                                ----------------------------     -----------------------------
                                                    1999            1998             1999             1998
                                                ------------    ------------     ------------     ------------
Shares outstanding at beginning of period         14,036,487      12,417,001       13,661,832       12,361,038

Shares issued under retirement plan                   20,069              --           87,897           55,963

Restricted stock awards, net of forfeitures           43,200           3,000           43,200            3,000

Shares issued for private placements                 694,996              --          694,996               --

Shares issued upon conversion of debentures          335,930         527,225          642,757          527,225
                                                ------------    ------------     ------------     ------------
Shares outstanding at end of period               15,130,682      12,947,226       15,130,682       12,947,226
                                                ============    ============     ============     ============

Weighted average common shares outstanding        14,727,788      12,551,141       14,269,266       12,455,352
                                                ------------    ------------     ------------     ------------

Weighted average common shares outstanding -
     assuming dilution                            14,775,549       12,55,141       14,269,266       12,455,352
                                                ============    ============     ============     ============

Net income (loss)                               $     89,860    $ (1,562,342)    $ (1,102,563)    $ (2,886,342)
                                                ============    ============     ============     ============

Net income (loss) per common share              $       0.01    $      (0.12)    $      (0.08)    $      (0.23)
                                                ============    ============     ============     ============

Net income (loss) per common share -
     assuming dilution                          $       0.01    $      (0.12)    $      (0.08)    $      (0.23)
                                                ============    ============     ============     ============

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

(9)  LITIGATION

     There are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.

(10) PRIVATE PLACEMENTS

     On January 8, 1999 the Company closed on a private placement offering of common stock and warrants. A total of 422,219 shares were sold to accredited investors at a price of $1.6579 each with total net proceeds to the Company of approximately $600,000. Warrants to purchase up to an aggregate of 422,219 shares at an exercise price of $1.6579 per share were granted to the purchasers for no additional consideration. The Company issued an additional warrant to purchase up to 42,222 shares of common stock at an exercise price of $1.6728 per share to an investment banking firm as partial compensation for services rendered in the private placement.

     On March 31, 1999 the Company closed on a private placement offering of common stock and warrants. A total of 272,777 shares were sold to accredited investors at a price of $1.3138 each with total net proceeds to the Company of approximately $300,000. Warrants to purchase up to an aggregate of 272,777 shares at an exercise price of $1.3138 per share were granted to the purchasers for no additional consideration. The Company issued an additional warrant to purchase up to 27,278 shares of common stock at an exercise price of $1.3269 per share to an investment banking firm as partial compensation for services rendered in the private placement.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         As more fully described in the subsection "Risk Factors" under Item 7 of the Company's Form 10-K report for the year ended September 30, 1998, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding intent, belief or current expectations of the Company and its management and are made in reliance upon the "safe harbor" provisions of the Securities Litigation Reform Act of 1995. Stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.

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

         In addition, the Company established an information technology services business which generated its first revenues in fiscal 1998. This business operated under the name "Integrated Information Solutions" or "IIS" during most of fiscal 1998. It has been renamed Integral Partners, Inc. and incorporated as a wholly owned subsidiary of the Company, effective October 1, 1998. During the quarter ended March 31, 1999, the Company refocused this business from commercial systems integration to the development of revenue opportunities related to identification.

         The Company is also engaged in a joint venture with Lakes Gaming, Inc. operating under the name of TRAK 21 Development, LLC. This joint venture was created to develop, test and market an automated wagering tracking system which utilizes technology developed by the Company.

         The law enforcement market and government procurement processes are subject to budgetary, economic and political considerations which vary significantly from state to state and among different agencies. These characteristics, together with the increasing level of competition

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1999

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Total revenues were $5,191,000 for the three months ended March 31, 1999 compared to $2,028,000 for the same prior-year period. Identification system product revenues were $4,242,000 compared to $1,299,000 in the same prior-year period. This 227% increase is due primarily to an increase in the number of TENPRINTER systems sold during the three months ended March 31, 1999.

         For the three-month period ended March 31, 1999, sales to one customer accounted for approximately 42% of total revenues. Sales to two customers during the three months ended March 31, 1998 accounted for approximately 24% and 11% of total revenues. Export revenues for the three-month period ended March 31, 1999 were less than 1% of total revenues compared to 10% during the same prior-year period.

         Product maintenance and service revenues were $880,000 for the three months ended March 31, 1999 compared to $618,000 for the same prior-year period, an increase of 42%. This increase is due primarily to a larger installed base of TENPRINTER systems covered by maintenance agreements and, to a lesser extent, an increase in maintenance rates effective with maintenance contract renewals and revenue from additional services.

         Systems integration revenues were $69,000 for the three months ended March 31, 1999 compared to $111,000 for the same prior-year period. Systems integration revenues were generated from the Company's wholly owned subsidiary Integral Partners, Inc., which began operations during the first quarter of fiscal 1998 as a division of the Company.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overall gross margins for the three months ended March 31, 1999 were 35%, as compared to 15% of revenues for the same prior-year period.

         Gross margins on identification system revenues were 37% for the three months ended March 31, 1999 compared to 15% in the same prior-year period. This improvement is due to lower base system costs, economies of scale, lower levels of warranty and installation costs than in the prior-year period, and the effect of a favorable product mix.

         Product maintenance and support margins for the three months ended March 31, 1999 and 1998 were 27% and 11%, respectively. The increase in product maintenance and support margins is due to increased revenues and lower maintenance and support costs.

         Systems integration margins for the three months ended March 31, 1999 were 39%, as compared to 34% for the same prior-year period.

         Sales and marketing expenses for the three-month period ended March 31, 1999 were 9% of total revenues compared to 19% for the same three-month prior-year period. The decrease in sales and marketing costs as a percentage of total revenue is due primarily to the increase in revenues. Engineering and development expenses were 10% of total revenues for the three-month period ended March 31, 1999 compared to 41% for the same period a year ago. This decrease is due primarily to increased revenues and reduced new product development costs. General and administrative expenses for the three-month periods ended March 31, 1999 and 1998 were 14% and 22%, respectively, of total revenues. The decrease in general and administrative expenses as a percentage of total revenue is due primarily to an increase in revenues; this favorable impact was partially offset by increased legal costs incurred in connection with legal action taken by a competitor against one of the Company's customers in an unsuccessful effort to prevent the Company's contract with the customer from proceeding forward. General and administrative expenses for the current three-month period also include increased expenses associated with Integral Partners, Inc.

         Interest income decreased to $7,000 for the three months ended March 31, 1999 from $8,000 for the same period in 1998 due to lower cash balances.

         Interest expense decreased to $48,000 for the three months ended March 31, 1999 from $190,000 for the same prior-year period, primarily due to a $125,000 non-cash charge during the prior-year three-month period for the intrinsic value of the beneficial conversion feature of convertible debentures.

         The Company generated net income for the three-month period ended March 31, 1999 of $90,000 ($0.01 per share) as compared to a net loss of $1,324,000 ($0.11 per share) for the same prior-year period.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

         Total revenues were $7,559,000 for the six months ended March 31, 1999 compared to $4,300,000 for the same prior-year period. Identification system product revenues were $5,588,000 compared to $2,989,000 in the same prior-year period. This increase is due primarily to an increase in the number of TENPRINTER systems sold during the six months ended March 31, 1999.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the six-month period ended March 31, 1999, sales to one customer accounted for approximately 32% of total revenues. Sales to two customers during the six months ended March 31, 1998 accounted for approximately 18% and 14% of total revenues. Export revenues for the six-month period ended March 31, 1999 were less than 1% of total revenues compared to 21% during the same prior-year period.

         Product maintenance and service revenues were $1,711,000 for the six months ended March 31, 1999 compared to $1,200,000 for the same prior-year period, an increase of 43%. This increase is due primarily to a larger installed base of TENPRINTER systems covered by maintenance agreements and, to a lesser extent, an increase in maintenance rates effective with maintenance contract renewals and revenue from additional services.

         Systems integration revenues were $259,000 for the six months ended March 31, 1999 compared to $111,000 for the same prior-year period. Systems integration revenues were generated from the Company's wholly owned subsidiary Integral Partners, Inc., which began operations during the first quarter of fiscal 1998 as a division of the Company.

         Overall gross margins for the six months ended March 31, 1999 were 33%, as compared to 18% of revenues for the same prior-year period.

         Gross margins on identification system revenues were 36% for the six months ended March 31, 1999 compared to 15% in the same prior-year period. This improvement is due to lower base system costs, economies of scale, lower levels of warranty and installation costs than in the prior-year period, and the effect of a favorable product mix.

         Product maintenance and support margins for the six months ended March 31, 1999 and 1998 were 22%.

         Systems integration margins for the six months ended March 31, 1999 were 45%, as compared to 34% for the same prior-year period.

         Sales and marketing expenses for the six-month period ended March 31, 1999 were 12% of total revenues compared to 21% for the same six-month prior-year period. The decrease in sales and marketing costs as a percentage of total revenue is due primarily to the increase in revenues. Engineering and development expenses were 15% of total revenues for the six-month period ended March 31, 1999 compared to 35% for the same period a year ago. This decrease is due primarily to increased revenues and reduced new product development costs. General and administrative expenses for the six-month periods ended March 31, 1999 and 1998 were 18% and 22%, respectively, of total revenues. The decrease in general and administrative expenses as a percentage of total revenue is due primarily to an increase in revenues, partially offset by an increase in legal costs incurred during the three-month period ended March 31 ,1999, and an increase in personnel-related costs and other general expenses associated with Integral Partners, Inc.

         Interest income decreased to $13,000 for the six months ended March 31, 1999 from $20,000 for the same period in 1998 due to lower balances of cash and marketable securities.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Interest expense decreased to $212,000 for the six months ended March 31, 1999 from $284,000 for the same prior-year period, primarily due to a $125,000 decrease in non-cash charges during the six-month period ended March 31, 1999 for the intrinsic value of the beneficial conversion feature of convertible debentures issued, partially offset by an increase in interest expense due to an increase in the balance of convertible debentures outstanding.

         The Company incurred a net loss for the six-month period ended March 31, 1999 of $1,103,000 ($0.08 per share) as compared to a net loss of $2,886,000
($0.23 per share) for the same prior-year period.

INFLATION

         The Company does not believe inflation has significantly affected revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

         At March 31, 1999, the Company had carryforwards of net operating losses of approximately $36,500,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount approximately $2,200,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital. The carryforwards expire annually beginning in 1999. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the published U.S. Internal Revenue Service long-term federal tax exempt rate. A total of $3,700,000 of the net operating loss carryforwards at March 31, 1999 is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $32,800,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         The Company anticipates additional working capital requirements for operations and capital improvements to fulfill deliveries of its current backlog of customer orders. To meet these needs, the Company has established an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with SPECTRUM Commercial Services. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at an initial rate of 4% above the prime rate, and may be reduced to 3.25% or 2.50% above the prime rate if certain net income milestones are satisfied. The line bears a minimum interest charge of $5,200 per month, is

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

payable upon demand and expires in September 2000. At March 31, 1999, approximately $353,000 was outstanding on this line of credit.

         At March 31, 1999, the Company had $677,000 in cash and cash equivalents. Based on the Company's sales and operating forecasts, management believes that cash and cash equivalents, together with available financing sources, will be adequate to meet current operating requirements. However, any prediction of future sales is inherently difficult. Additional financing may be required if sales and operating results are different from that currently forecasted. The Company has identified potential sources for such additional financing in the event that it is required; however, there can be no assurance that such sources will provide the Company with additional financing on terms that are acceptable to the Company, or on any terms.

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

INTERNAL SYSTEMS

         The Company is evaluating and reviewing all Company internal systems that could pose Year 2000 risks, and the Company intends to correct problems as they are identified. The Company is requesting Year 2000 readiness statements from each of its major suppliers of hardware and software products used for internal business applications, including computer and network equipment, telephone equipment, facility date-sensitive hardware, process date-sensitive hardware, and software. The Company will continue to review internal system requirements and to correct Year 2000 deficiencies as they are identified.

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

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1999

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

COMPANY PRODUCTS

         Management believes that all of the Company's products shipped beginning January, 1999, are and will continue to be Year 2000 compliant. The Company evaluated products sold prior to this date for Year 2000 suitability, the specific nature of possible non-compliance, and the potential impact on DBI's customers. The results are being communicated to the Company's customers in writing as product generations are evaluated. Evaluation of the 1133S TENPRINTER has been completed with notification of compliance communicated to the Company's customers in writing in January, 1999. The evaluation of the 1133R TENPRINTER product has been completed and the results were communicated to customers in April, 1999.

         Based on results of tests to date, the Company has concluded that 1133S TENPRINTER systems shipped prior to January, 1999, are not Year 2000 compliant with respect to certain date-sensitive functions, but can be made compliant with software modifications. These modifications require changes to the operating system of the affected products. The 1133S operating system is sourced from an outside vendor, and then augmented by DBI to meet the particular requirements of DBI's products. Consequently, achieving Year 2000 compliance requires obtaining certain operating system modifications from the operating system vendor, which are in turn incorporated by the Company into its applications and then distributed by the Company to its customers. Year 2000 upgrades for the 1133S TENPRINTER will be provided to customers with DBI maintenance agreements free of any additional charge. Owners of non-compliant 1133S TENPRINTER systems that do not have maintenance agreements with the Company may purchase Year 2000 upgrade software and installation services from the Company.

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

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1999

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

COST OF YEAR 2000 COMPLIANCE TO THE COMPANY

         The estimated cost of the Company's software development to assure Year 2000 compliance of its 1133S TENPRINTER and future DBI products will be in the range of $50,000 to $75,000. The Company believes that most Year 2000 compliance upgrades to be provided to customers under maintenance agreements will be installed on-site. The Company believes that the cost to implement the software upgrades will be between $125,000 to $175,000 in total. If unplanned development issues or unplanned customer installation problems arise, the cost to complete Year 2000 compliance may exceed these estimates and have a material adverse affect on the Company's results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in reported market risks faced by the Registrant since September 30, 1998.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1999

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                    There are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES

         (a)   Not applicable.
         (b)   Not applicable.

         (c) On January 8, 1999 the Company closed on a private placement offering of common stock and warrants. A total of 422,219 shares were sold to accredited investors at a price of $1.6579 each with total net proceeds to the Company of approximately $600,000. Warrants to purchase up to an aggregate of 422,219 shares at an exercise price of $1.6579 per share were granted to the purchasers for no additional consideration. The Company issued an additional warrant to purchase up to 42,222 shares of common stock at an exercise price of $1.6728 per share to an investment banking firm as partial compensation for services rendered in the private placement. The issuance of shares from this private placement is exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended, and regulation D, promulgated thereunder.

                    On March 31, 1999 the Company closed on a private placement offering of common stock and warrants. A total of 272,777 shares were sold to accredited investors at a price of $1.3138 each with total net proceeds to the Company of approximately $300,000. Warrants to purchase up to an aggregate of 272,777 shares at an exercise price of $1.3138 per share were granted to the purchasers for no additional consideration. The Company issued an additional warrant to purchase up to 27,278 shares of common stock at an exercise price of $1.3269 per share to an investment banking firm as partial compensation for services rendered in the private placement. The issuance of shares from this private placement is exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended, and regulation D, promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               None

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1999

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    The Company held its Annual Meeting of Stockholders on March
               16, 1999. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 as amended. At the meeting, sufficient favorable votes were cast to approve the following management proposal:

               * Adopt an Amendment to the Digital Biometrics, Inc. Retirement Plan to increase the number of shares of common stock authorized for issuance thereunder from 200,000 to 500,000. The results of the vote on this proposal were 10,297,293 shares voted for approval; 639,042 shares voted against; 138,680 shares abstaining and 364,540 broker non-votes.

                    The Annual Meeting was adjourned to April 14, 1999 as to the proposal to amend the Company's Certificate of Incorporation to authorize the issuance of up to 5,000,000 shares of preferred stock. Sufficient favorable votes were cast to approve this proposal on April 14, 1999. The results of the vote on this proposal were 7,710,331 shares voted for approval; 850,154 shares voted against; 112,243 shares abstaining and 5,007,271 broker non-votes.

ITEM 5.  OTHER INFORMATION

               None

ITEM 6.  (a)  EXHIBITS

              Exhibit 10.1 Form of Securities Purchase Agreement, dated as of March 29, 1999.

              Exhibit 10.2 Form of Registration Rights Agreement, dated as of March 29, 1999.

              Exhibit 10.3 Form of Common Stock Purchase Warrant issued to purchasers of Digital Biometrics, Inc. common stock in March 1999 private placement.

              Exhibit 27    Financial Data Schedule.

         (b)  REPORTS ON FORM 8-K

                    On February 11, 1999 the Company filed a report on Form 8-K of its Consolidated Balance Sheets for January 31, 1999 and September 30, 1998.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 1999

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




                                          DIGITAL BIOMETRICS, INC.
                                          ------------------------
                                                (Registrant)




May 11, 1999                              /s/ John J. Metil
                                          ------------------------
                                                 John J. Metil
                                          Executive Vice President,
                                          Chief Operating Officer and
                                          Chief Financial Officer