Form 10-Q
period 1999-06-30
DIGITAL BIOMETRICS INC
filed 1999-08-12
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    June 30, 1999
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________________ to _______________________

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


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 par value          July 31, 1999 - 15,402,093 shares
    ----------------------------          ---------------------------------
              (Class)                                (Outstanding)

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1999
                                      INDEX


PART I - FINANCIAL INFORMATION:
                                                                            PAGE
     ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)
                     CONSOLIDATED BALANCE SHEETS                              4
                     CONSOLIDATED STATEMENTS OF OPERATIONS                    5
                     CONSOLIDATED STATEMENTS OF CASH FLOWS                    6
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               7

     ITEM 2.      MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                  11

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                          18


PART II - OTHER INFORMATION:

     ITEM 1.      LEGAL PROCEEDINGS                                          19

     ITEM 2.      CHANGES IN SECURITIES                                      19

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                            19

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                           19

     ITEM 5.      OTHER INFORMATION                                          19

     ITEM 6. (a)  EXHIBITS                                                   19
             (b)  REPORTS ON FORM 8-K                                        19

SIGNATURES                                                                   20

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1999

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

                            DIGITAL BIOMETRICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                           June 30,       September 30,
                                                                                             1999             1998
                                                                                         ------------     ------------
Current assets:
      Cash and cash equivalents                                                          $  1,145,387     $    840,616
      Accounts receivable, less allowance for doubtful accounts of $285,623 and
            $296,583, respectively                                                          5,999,053        4,352,197
      Inventory (note 4)                                                                    2,486,476        2,848,421
      Prepaid expenses and other costs                                                        203,001          214,559
                                                                                         ------------     ------------
            Total current assets                                                            9,833,917        8,255,793
                                                                                         ------------     ------------

Property and equipment                                                                      2,658,572        2,410,172
      Less accumulated depreciation and amortization                                       (1,653,545)      (1,355,161)
                                                                                         ------------     ------------
                                                                                            1,005,027        1,055,011
                                                                                         ------------     ------------

Patents, trademarks, copyrights and licenses, net of accumulated amortization of
      $116,078 and $100,656, respectively                                                      16,136           35,785
Deferred issuance costs on convertible debentures, net of accumulated amortization of
      $49,337 and $29,648, respectively (note 6)                                               48,551           71,872
                                                                                         ------------     ------------
                                                                                         $ 10,903,631     $  9,418,461
                                                                                         ============     ============

Current liabilities:
      Accounts payable                                                                   $  1,107,465     $  1,783,086
      Line of credit advances                                                                 540,368          111,962
      Accrued warranty                                                                        465,070          385,422
      Deferred revenue                                                                      1,142,070          918,291
      Other accrued expenses (note 5)                                                       1,630,050        1,239,011
      Current installments of capital lease obligations                                        58,299           34,620
                                                                                         ------------     ------------
            Total current liabilities                                                       4,943,322        4,472,392

Capital lease obligations, less current installments                                          115,342          113,117
Convertible debentures (note 6)                                                               738,522          884,840
                                                                                         ------------     ------------
            Total liabilities                                                               5,797,186        5,470,349
                                                                                         ------------     ------------

Stockholders' equity (note 7):
      Common Stock, $.01 par value. Authorized, 40,000,000 shares; issued
            and outstanding 15,130,682 and 13,661,832 shares, respectively                    151,307          136,618
      Additional paid-in capital                                                           45,947,596       44,114,225
      Deferred compensation                                                                  (102,000)         (91,500)
      Accumulated deficit                                                                 (40,890,458)     (40,211,231)
                                                                                         ------------     ------------
            Total stockholders' equity                                                      5,106,445        3,948,112

                                                                                         ------------     ------------
                                                                                         $ 10,903,631     $  9,418,461
                                                                                         ============     ============


          See accompanying notes to consolidated financial statements.

                            DIGITAL BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended                Nine Months Ended
                                                            June 30,                          June 30,
                                                      1999             1998             1999             1998
                                                  ------------     ------------     ------------     ------------
Revenues:
      Identification systems                      $  5,312,409     $  2,631,941     $ 10,900,850     $  5,621,190
      Maintenance                                      951,914          691,359        2,663,347        1,890,899
      Systems integration services                          --          198,664          258,720          309,820
                                                  ------------     ------------     ------------     ------------
            Total revenues                           6,264,323        3,521,964       13,822,917        7,821,909
                                                  ------------     ------------     ------------     ------------

Cost of revenues:
      Identification systems                         3,250,108        1,664,703        6,829,253        4,201,691
      Maintenance                                      787,704          648,262        2,120,575        1,583,683
      Systems integration services                          --          132,302          142,767          205,334
                                                  ------------     ------------     ------------     ------------
            Total cost of revenues                   4,037,812        2,445,267        9,092,595        5,990,708
                                                  ------------     ------------     ------------     ------------
      Gross margin                                   2,226,511        1,076,697        4,730,322        1,831,201
                                                  ------------     ------------     ------------     ------------

Selling, general and administrative expenses:
      Sales and marketing                              564,501          518,452        1,453,096        1,415,045
      Engineering and development                      534,961          757,128        1,677,728        2,281,800
      General and administrative                       652,047          473,445        2,027,499        1,406,212
                                                  ------------     ------------     ------------     ------------
            Total expenses                           1,751,509        1,749,025        5,158,323        5,103,057
                                                  ------------     ------------     ------------     ------------

Income (loss) from operations                          475,002         (672,328)        (428,001)      (3,271,856)
                                                  ------------     ------------     ------------     ------------

Other income (expense):
      Interest income                                    3,923           15,262           16,730           35,409
      Interest expense (note 6)                        (45,382)        (142,908)        (257,749)        (427,073)
      Other expense                                    (10,207)         (39,797)         (10,207)         (62,593)
                                                  ------------     ------------     ------------     ------------
            Total other income (expense)               (51,666)        (167,443)        (251,226)        (454,257)
                                                  ------------     ------------     ------------     ------------
            Net income (loss)                     $    423,336     $   (839,771)    $   (679,227)    $ (3,726,113)
                                                  ============     ============     ============     ============

Net income (loss) per common share                $       0.03     $      (0.06)    $      (0.05)    $      (0.29)
                                                  ============     ============     ============     ============

Net income (loss) per common share -
      assuming dilution                           $       0.03     $      (0.06)    $      (0.05)    $      (0.29)
                                                  ============     ============     ============     ============

Weighted average common shares
      outstanding                                   15,130,682       12,988,144       14,559,270       12,632,950
                                                  ============     ============     ============     ============

Weighted average common shares
      outstanding - assuming dilution               15,243,357       12,988,144       14,559,270       12,632,950
                                                  ============     ============     ============     ============

                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine months Ended
                                                                                       June 30,
                                                                              ---------------------------
                                                                                  1999            1998
                                                                              -----------     -----------
Cash flows from operating activities:
            Net loss                                                          $  (679,227)    $(3,726,113)
            Adjustments to reconcile net loss to net cash used in
            operating activities:
                        Provision for doubtful accounts receivable                  4,801           5,287
                        Deferred compensation amortization                         43,500          42,939
                        Depreciation and amortization                             446,181         391,820
                        Write-off of intangible assets                             14,694          76,780
                        Loss on disposal of fixed assets                           10,207          48,893
                        Loss from paydowns on marketable securities                    --           1,315
                        Interest expense amortization for the intrinsic
                             value of the beneficial conversion feature of
                             convertible debentures                               125,000         375,000
                        Interest expense on debentures converted
                             into common stock                                     24,581          10,784

            Changes in operating assets and liabilities:
                        Accounts receivable                                    (1,651,657)      1,287,156
                        Inventories                                               361,945         (98,223)
                        Prepaid expenses                                           11,558         (39,856)
                        Accounts payable                                         (675,621)       (139,866)
                        Deferred revenue                                          223,779         188,504
                        Accrued expenses                                          591,545          21,452
                                                                              -----------     -----------
            Net cash used in operating activities                              (1,148,714)     (1,554,128)
                                                                              -----------     -----------

Cash flows from investing activities:
            Purchase of property and equipment                                   (266,075)       (379,421)
            Proceeds from sale of property and equipment                              700              --
            Patents, trademarks, copyrights and licenses                           (5,773)        (22,883)
            Proceeds from marketable securities                                        --         155,132
                                                                              -----------     -----------
            Net cash used in investing activities                                (271,148)       (247,172)
                                                                              -----------     -----------

Cash flows from financing activities:
            Exercise of warrants and options                                           --           4,500
            Issuance of convertible debentures, net                               450,111       1,354,100
            Principal payments on capital lease obligations                       (43,761)             --
            Private placements of common stock                                    889,877              --
            Net advances on line of credit                                        428,406              --
                                                                              -----------     -----------
            Net cash provided by financing activities                           1,724,633       1,358,600
                                                                              -----------     -----------

Increase (decrease) in cash and cash equivalents                                  304,771        (442,700)

Cash and cash equivalents at beginning of period                                  840,616       1,891,397
                                                                              -----------     -----------

Cash and cash equivalents at end of period                                    $ 1,145,387     $ 1,448,697
                                                                              ===========     ===========

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Digital Biometrics, Inc., (the "Company," "Digital Biometrics" or "DBI") develops, manufactures, markets and integrates computer-based products, systems and services for the identification of individuals. In addition, through its Integral Partners subsidiary, the Company is seeking to provide information technology (IT) services related to identification matters to commercial and governmental clients. The Company also participates with Lakes Gaming, Inc. in a joint venture named TRAK 21 Development, LLC, which seeks to develop, test and market an automated wagering tracking system based on technology developed by the Company.

         Digital Biometrics is a leading provider of products employing "biometric" technology, the science of identifying individuals by measuring distinguishing biological characteristics. The Company's main products are special-purpose, computer-based systems for "live-scan" fingerprint capture. These live-scan systems employ patented, high-resolution optics and specialized hardware and software, combined with industry-standard "off-the-shelf" computer hardware and software, to create highly optimized, special-purpose systems which capture, digitize, print and transmit forensic-grade fingerprint images. Historically, these systems have been purchased by law enforcement agencies as well as civil and commercial buyers. The Company also offers high-resolution, single-fingerprint capture products for commercial and governmental identification applications.

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

         A majority of the Company's revenues in the first nine months of fiscal 1999 and fiscal 1998 were derived from live-scan systems sales, maintenance and applications development services to governmental customers. The Company's current and near-term future results of operations are expected to be heavily influenced by the characteristics of governmental markets. Government procurement processes are subject to budgetary, economic and political considerations which may vary significantly among different agencies. These market characteristics, along with the impact of a relatively small number of larger procurements, as well as competitive factors, have resulted in, and may continue to result in, an irregular revenue cycle for the Company; any prediction of future trends in the Company's business is inherently difficult.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

(2) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company extends credit to substantially all its customers. Approximately 90% and 71%, respectively, of customer accounts receivable at June 30, 1999 and September 30, 1998 were from government agencies, of which 39% and 42%, respectively, were from a single customer. Revenues from three customers in the three-month period ended June 30, 1999 accounted for 24%, 16% and 14% of total revenues, and revenues from two customers in the three-month period ended June 30, 1998 accounted for 27% and 13% of total revenues. For the nine-month period ended June 30, 1999, revenues from two customers accounted for 28% and 10% of total revenues. Revenues from two customers during the nine-month period ended June 30, 1998 accounted for 20% and 10% of total revenues. Export revenues for the three-month period ended June 30, 1999 were 5% of total revenue compared to less than 1% of total revenues for the same period in 1998. Export revenues for the nine-month period ended June 30, 1999 were 3% of total revenues as compared to 12% for the same period in 1998.

(3) STATEMENT OF CASH FLOWS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.


         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                     Nine Months Ended
                                                         June 30,
                                                     1999        1998
                                                   --------    --------
         Cash paid during the period for interest   $51,525     $5,249
                                                   ========    ========


         SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

                  The Company entered into capital leases aggregating $69,665 for the purchase of property and equipment during the nine-month period ended June 30, 1999.

                  The Company has issued 642,757 shares of common stock for the conversion of principal aggregating $650,000 of the 1997 Debentures plus $24,581 of accrued interest.

                  For additional supplemental disclosure of non-cash investing and financing activities see notes 6 and 7.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


(4) INVENTORY

         Inventory is valued at standard cost which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                                    June 30,      September 30,
                                                      1999             1998
                                                 ------------     ------------


         Components and purchased subassemblies    $1,691,553       $1,119,766
         Work in process                              565,577        1,006,293
         Finished goods                               229,346          722,362
                                                 ------------     ------------
                                                   $2,486,476       $2,848,421
                                                 ============     ============

(5) OTHER ACCRUED EXPENSES

         Other accrued expenses consist of the following:

                                                    June 30,      September 30,
                                                      1999            1998
                                                 ------------     ------------

         Accrued salaries and commissions          $  562,502       $  370,326
         Accrued vacation                             194,113          154,424
         Accrued installation costs                   562,600          355,800
         Other accrued expenses                       310,835          358,461
                                                 ------------     ------------
                                                   $1,630,050       $1,239,011
                                                 ============     ============

(6) 8% CONVERTIBLE SUBORDINATED DEBENTURES

         On December 1, 1997, the Company entered into a convertible subordinated debenture purchase agreement ("Purchase Agreement") with a private investor, providing for the Company's issuance and sale of up to an aggregate of $2,500,000 of 8% Convertible Subordinated Debentures (the "1997 Debentures") in tranches of $500,000 each. The first four tranches were funded during fiscal 1998. The fifth tranche was funded in November, 1998.

         As of June 30, 1999, the Company has issued 1,838,284 shares of common stock for the conversion of $1,750,000 aggregate principal amount of the 1997 Debentures, plus $50,049 of accrued interest at an average conversion price of $0.98 per share. The intrinsic value of the beneficial conversion feature aggregated $125,000 for the nine-month period ending June 30, 1999 and $375,000 for the same nine-month period in fiscal 1998 and has been recorded as additional paid-in capital and interest expense in the respective periods. The principal amount of the 1997 Debentures outstanding at June 30, 1999 aggregated approximately $750,000.

(7) STOCKHOLDERS' EQUITY

         During the three-month period ended June 30, 1999, the Company granted discretionary stock option awards to non-executive employees for the purchase of an aggregate of 42,500 shares of common stock. These options are exercisable at a price of $1.875 per share and expire in 2006.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


         During the three-month period ended June 30, 1999, the Company granted a discretionary stock option award to a contractor for the purchase of an aggregate of 25,000 shares of common stock. The option is exercisable at a price of $1.875 per share and expires in 2006.

(8) NET INCOME (LOSS) PER COMMON SHARE

         The following is a summary of those securities outstanding at June 30 for the respective periods, which have been excluded from the calculations because the effect on net income (loss) per common share would not have been dilutive:

                                   For the Three-Month           For the Nine-month
                                  Period Ended June 30,         Period Ended June 30,
                                -------------------------     -------------------------
                                   1999            1998          1999           1998
                                ---------       ---------     ---------       ---------
Options                         1,746,100       1,957,200     1,982,600       1,957,200
Warrants                        1,070,334         560,893     1,370,389         560,893
Convertible debentures            760,064         621,454       760,064         621,454

         The per share computations are based on the weighted average number of common shares outstanding during the periods.

                                                     Three Months Ended             Nine months Ended
                                                          June 30,                       June 30,
                                                --------------------------     ---------------------------
                                                    1999          1998            1999            1998
                                                -----------    -----------     -----------     -----------
Shares outstanding at beginning of period        15,130,682     12,947,226      13,661,832      12,361,038

Shares issued under retirement plan                      --             --          87,897          55,963

Restricted stock awards, net of forfeitures              --         44,304          43,200          47,304

Exercise of options and warrants                         --          2,000              --           2,000

Shares issued for private placements                     --             --         694,996              --

Shares issued upon conversion of debentures              --             --         642,757         527,225

                                                -----------    -----------     -----------     -----------
Shares outstanding at end of period              15,130,682     12,993,530      15,130,682      12,993,530
                                                ===========    ===========     ===========     ===========

Weighted average common shares outstanding       15,130,682     12,988,144      14,559,270      12,632,950

Dilutive common shares assumes:
      Options                                        51,753             --              --              --
      Warrants                                       60,922             --              --              --
                                                -----------    -----------     -----------     -----------
Weighted average common shares outstanding -
      assuming dilution                          15,243,357     12,988,144      14,559,270      12,632,950
                                                ===========    ===========     ===========     ===========
Net income (loss)                               $   423,336    $  (839,771)    $  (679,227)    $(3,726,113)
                                                ===========    ===========     ===========     ===========
Net income (loss) per common share              $      0.03    $     (0.06)    $     (0.05)    $     (0.29)
                                                ===========    ===========     ===========     ===========
Net income (loss) per common share -
      assuming dilution                         $      0.03    $     (0.06)    $     (0.05)    $     (0.29)
                                                ===========    ===========     ===========     ===========

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1999

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

         Digital Biometrics is a leading provider of products employing "biometric" technology, the science of identifying individuals by measuring distinguishing biological characteristics. The Company's main products are special-purpose, computer-based systems for "live-scan" fingerprint capture. These live-scan systems employ patented, high-resolution optics and specialized hardware and software, combined with industry-standard "off-the-shelf" computer hardware and software, to create highly optimized, special-purpose systems which capture, digitize, print and transmit forensic-grade fingerprint images. Historically, these systems have been purchased by law enforcement agencies as well as civil and commercial buyers. The Company also offers high-resolution, single-fingerprint capture products for commercial and governmental identification applications.

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

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The law enforcement market and government procurement processes are subject to budgetary, economic and political considerations which vary significantly from state to state and among different agencies. These characteristics, together with the increasing level of competition within the live-scan electronic fingerprint industry, have resulted (and are expected to continue to result) in an irregular revenue cycle for the Company.

         The Company generally recognizes product sales on the date of shipment for orders which are f.o.b. origin and upon delivery for f.o.b. destination, although recognition at some later milestone is not uncommon based on the terms of specific customer contracts. Revenue for professional services contracts and systems integration services revenues are recognized using the percentage of completion method or on a time-and-materials basis. The Company's standard terms of sale are payment due net in thirty days, f.o.b. Digital Biometrics, Inc. Terms of sale and shipment may, however, be subject to negotiation and may affect the Company's timing and criteria for revenue recognition. Revenue under contracts where a performance bond, collateral or customer acceptance is required is not recognized until collateral requirements have been satisfied and customer acceptance has occurred.

         Maintenance revenues are recognized over the life of the contract on a straight-line basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Total revenues were $6,264,000 for the three months ended June 30, 1999 compared to $3,522,000 for the same prior-year period. Identification system product revenues were $5,312,000 compared to $2,632,000 in the same prior-year period. This 102% increase is due primarily to an increase in the number of live-scan systems sold during the three months ended June 30, 1999.

         For the three-month period ended June 30, 1999, sales to three customers accounted for approximately 24%, 16% and 14% of total revenues. Sales to two customers during the three months ended June 30, 1998 accounted for approximately 27% and 13% of total revenues. Export revenues for the three-month period ended June 30, 1999 were 5% of total revenues compared to less than 1% of total revenues for the same period in 1998.

         Product maintenance and service revenues were $952,000 for the three months ended June 30, 1999 compared to $691,000 for the same prior-year period, an increase of 38%. This increase is due primarily to a larger installed base of live-scan systems covered by maintenance agreements and, to a lesser extent, an increase in maintenance rates effective with maintenance contract renewals and revenue from additional services.

         There were no systems integration revenues for the three months ended June 30, 1999 compared to $199,000 for the same prior-year period, due to the impact of refocusing Integral Partners, Inc. on identification-related opportunities. Systems integration revenues during the prior-year period were generated from the Company's wholly owned subsidiary Integral Partners, Inc., which began operations during the first quarter of fiscal 1998 as a division of the Company.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overall gross margins for the three months ended June 30, 1999 were 36%, as compared to 31% of revenues for the same prior-year period.

         Gross margins on identification system revenues were 39% for the three months ended June 30, 1999 compared to 37% in the same prior-year period. This improvement is due to lower product costs, economies of scale and lower levels of warranty costs than in the prior-year period.

         Product maintenance and support margins for the three months ended June 30, 1999 and 1998 were 17% and 6%, respectively. The increase in product maintenance and support margins is due to the 38% increase in revenues and lower maintenance and support costs. Product maintenance and support margins for the three months ended June 30, 1999 are net of $150,000 (16% margin impact) of accrued costs to implement Year 2000 compliant software for customers with maintenance contracts.

         There was no gross margin generated from systems integration for the three months ended June 30, 1999 compared to 33% the same prior-year period.

         Sales and marketing expenses for the three-month period ended June 30, 1999 were 9% of total revenues compared to 15% for the same three-month prior-year period. The decrease in sales and marketing costs as a percentage of total revenue is due primarily to the increase in revenues. Engineering and development expenses were 9% of total revenues for the three-month period ended June 30, 1999 compared to 21% for the same period a year ago. This decrease is due primarily to increased revenues and reduced system integration engineering costs. General and administrative expenses for the three-month periods ended June 30, 1999 and 1998 were 10% and 13%, respectively, of total revenues. The decrease in general and administrative expenses as a percentage of total revenue is due primarily to an increase in revenues, offset by increased personnel-related costs and increased expenses associated with Integral Partners, Inc.

         Interest income decreased to $4,000 for the three months ended June 30, 1999 from $15,000 for the same period in 1998 due to lower cash balances.

         Interest expense decreased to $45,000 for the three months ended June 30, 1999 from $143,000 for the same prior-year period, primarily due to a $125,000 non-cash charge during the prior-year three-month period for the intrinsic value of the beneficial conversion feature of convertible debentures.

         The Company generated net income for the three-month period ended June 30, 1999 of $423,000 ($0.03 per share) as compared to a net loss of $840,000 ($0.06 per share) for the same prior-year period.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

         Total revenues were $13,823,000 for the nine months ended June 30, 1999 compared to $7,822,000 for the same prior-year period. Identification system product revenues were $10,901,000 compared to $5,621,000 in the same prior-year period. This 94% increase is due primarily to an increase in the number of live-scan systems sold during the nine months ended June 30, 1999.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the nine-month period ended June 30, 1999, sales to two customers accounted for approximately 28% and 10% of total revenues. Sales to two customers during the nine months ended June 30, 1998 accounted for approximately 20% and 10% of total revenues. Export revenues for the nine-month period ended June 30, 1999 were 3% of total revenues compared to 12% during the same prior-year period.

         Product maintenance and service revenues were $2,663,000 for the nine months ended June 30, 1999 compared to $1,891,000 for the same prior-year period, an increase of 41%. This increase is due primarily to a larger installed base of TENPRINTER systems covered by maintenance agreements and, to a lesser extent, an increase in maintenance rates effective with maintenance contract renewals.

         Systems integration revenues were $259,000 for the nine months ended June 30, 1999 compared to $310,000 for the same prior-year period. Systems integration revenues were generated from the Company's wholly owned subsidiary Integral Partners, Inc., which began operations during the first quarter of fiscal 1998 as a division of the Company.

         Overall gross margins for the nine months ended June 30, 1999 were 34%, as compared to 23% of revenues for the same prior-year period.

         Gross margins on identification system revenues were 37% for the nine months ended June 30, 1999 compared to 25% in the same prior-year period. This improvement is due to lower product costs, economies of scale and lower levels of warranty and installation costs than in the prior-year period.

         Product maintenance and support margins for the nine months ended June 30, 1999 were 20%, and 1998 were 16%. The increase in product maintenance and support margins during the current fiscal year period is due to the 41% increase in revenues, partially offset by $150,000 of accrued costs to implement Year 2000 compliance as required by customer contracts.

         Systems integration margins for the nine months ended June 30, 1999 were 45%, as compared to 34% for the same prior-year period.

         Sales and marketing expenses for the nine-month period ended June 30, 1999 were 11% of total revenues compared to 18% for the same nine-month prior-year period. The decrease in sales and marketing costs as a percentage of total revenue is due primarily to the increase in revenues. Engineering and development expenses were 12% of total revenues for the nine-month period ended June 30, 1999 compared to 29% for the same period a year ago. This decrease is due primarily to increased revenues, reduced new product development expenses and reduced systems integration engineering costs due to refocusing Integral Partners on identification-related opportunities. General and administrative expenses for the nine-month periods ended June 30, 1999 and 1998 were 15% and 18%, respectively, of total revenues. The decrease in general and administrative expenses as a percentage of total revenue is due primarily to an increase in revenues, partially offset by increased legal costs, increased personnel-related costs and increased general expenses associated with Integral Partners, Inc.

         Interest income decreased to $17,000 for the nine months ended June 30, 1999 from $35,000 for the same period in 1998 due to lower cash balances and lower interest rates.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Interest expense decreased to $258,000 for the nine months ended June 30, 1999 from $427,000 for the same prior-year period, primarily due to a $250,000 decrease in non-cash charges during the nine-month period ended June 30, 1999 for the intrinsic value of the beneficial conversion feature of convertible debentures issued, partially offset by an increase in borrowings under a line of credit and an increase in interest on capital leases.

         The Company incurred a net loss for the nine-month period ended June 30, 1999 of $679,000 ($0.05 per share) as compared to a net loss of $3,726,000 ($0.29 per share) for the same prior-year period.

INFLATION

         The Company does not believe inflation has significantly affected revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

         At June 30, 1999, the Company had carryforward of net operating losses of approximately $35,700,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount approximately $2,200,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $880,000 credited to additional paid-in capital. The carryforward expires annually beginning in 1999. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the published U.S. Internal Revenue Service long-term federal tax exempt rate. A total of $3,700,000 of the net operating loss carryforward at June 30, 1999 is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $32,000,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         The Company anticipates additional working capital requirements for operations and capital improvements to fulfill deliveries of its current backlog of customer orders. To meet these needs, the Company has established an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with SPECTRUM Commercial Services. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at an initial rate of 4% above the prime rate, and may be reduced to 2.50% above the prime rate if certain net income milestones are satisfied. The line bears a minimum interest charge of $5,200 per month, is payable

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

upon demand and expires in September 2000. At June 30, 1999, approximately $540,000 was outstanding on this line of credit.

         At June 30, 1999, the Company had $1,145,000 in cash and cash equivalents. Based on the Company's sales and operating forecasts, management believes that cash and cash equivalents, together with available financing sources, will be adequate to meet current operating requirements. However, any prediction of future sales and resulting cash flows is inherently difficult. Additional financing may be required if sales and operating results are different from that currently forecasted. The Company has identified potential sources for such additional financing in the event that it is required; however, there can be no assurance that such sources will provide the Company with additional financing on terms that are acceptable to the Company, or on any terms.


YEAR 2000 PHENOMENON

         Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information, including correct leap year recognition, at or after the year 2000. This is commonly referred to as the "Year 2000" phenomenon. Digital Biometrics is addressing the potential effects of the Year 2000 phenomenon on its business.

INTERNAL SYSTEMS

         The Company has evaluated and reviewed Company internal systems that could pose Year 2000 risks, and the Company is correcting problems as they are identified. The Company has requested and received Year 2000 readiness statements from each of its major suppliers of hardware and software products used for internal business applications, including computer and network equipment, telephone equipment, facility date-sensitive hardware, process date-sensitive hardware, and software. The Company will monitor internal system requirements and correct Year 2000 deficiencies as deemed necessary.

         The Company believes that the majority of its internal information systems are Year 2000 compliant, such that they will be able to distinguish accurately between 20th century and 21st century dates, and that the cost of converting or replacing those that are not Year 2000 compliant will not be material in relation to the Company's financial position or results of operations. However, there can be no assurance that unforeseen difficulties or costs will not arise. Although the Company has received Year 2000 readiness statements from each of its major suppliers, it is possible that various business functions which require the interaction of the Company's systems with those of suppliers or customers will fail or malfunction in the Year 2000.

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

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VENDOR PRODUCTS FOR MANUFACTURING

         The Company has received correspondence from most of its vendors and all of its critical suppliers, manufacturers, and other vendors as to Year 2000 readiness of their operations and the products and services that they provide to the Company. The Company is currently developing contingency plans to lessen its risks with respect to the failure of third parties to be Year 2000 ready. However, such failure, including failures of any contingency plans, remains a possibility and may have a material adverse affect on the Company's results of operations and financial condition.

COMPANY PRODUCTS

         Management believes that all of the Company's new products shipped beginning January, 1999, are and will continue to be Year 2000 compliant. The Company evaluated products sold prior to this date for Year 2000 suitability, the specific nature of possible non-compliance, and the potential impact on DBI's customers. The results have been communicated to the Company's customers in writing as product generations were evaluated. Evaluation of the 1133S TENPRINTER has been completed with notification of compliance communicated to the Company's customers in writing in January, 1999. The evaluation of the 1133R TENPRINTER product has been completed and the results were communicated to customers in April, 1999.

         Based on results of tests to date, the Company has concluded that 1133S TENPRINTER systems shipped prior to January, 1999, were not Year 2000 compliant with respect to certain date-sensitive functions, but can be made compliant with software modifications. These modifications require changes to the operating system of the affected products. The 1133S operating system is sourced from an outside vendor, and then augmented by DBI to meet the particular requirements of DBI's products. Consequently, achieving Year 2000 compliance requires obtaining certain operating system modifications from the operating system vendor, which are in turn incorporated by the Company into its applications and then distributed by the Company to its customers. Year 2000 upgrades for the 1133S TENPRINTER are being provided to customers with DBI maintenance agreements free of any additional charge. Owners of non-compliant 1133S TENPRINTER systems that do not have maintenance agreements with the Company may purchase Year 2000 upgrade software and installation services from the Company.

         In addition, based on test results to date, the Company has also determined that models of the TENPRINTER prior to the 1133S are not Year 2000 compliant with respect to certain date-sensitive functions. The Company has tested Year 2000 compliance on legacy software releases on a product-by-product basis, and is communicating to customers the specific functions which may not perform properly. As with the 1133S, the underlying operating systems of prior models of the TENPRINTER were sourced from outside vendors. These operating systems are no longer being supported by the vendors. Thus, no vendor assistance for Year 2000 upgrading is available to Digital Biometrics, making the task of upgrading these operating systems for Year 2000 compliance very difficult and uneconomical. Some customers may continue to use non-compliant TENPRINTERs by avoiding the use of non-compliant date-sensitive functions. To the best of the Company's knowledge, the Company has no obligation to upgrade models of its TENPRINTER product prior to the 1133S to Year 2000 compliance, and the Company has no present plans to develop or offer any such upgrades to

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Additional information about the Year 2000 issue and the Company's compliance program will be added to the Company's web site at www.digitalbiometrics.com.

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

         Not applicable.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                           There are no material lawsuits pending or, to the
                  Company's knowledge, threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES

         (a)      Not applicable.
         (b)      Not applicable.
         (c)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  (a)      EXHIBITS

                  Exhibit 27 Financial Data Schedule.

         (b)      REPORTS ON FORM 8-K

                           There were no reports on Form 8-K filed by the
                  Company during the three-month period ended June 30, 1999.

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




                                       DIGITAL BIOMETRICS, INC.
                                       ------------------------
                                             (Registrant)




August 12, 1999                        /s/ John J. Metil
                                       -----------------------------------------
                                               John J. Metil
                                       Executive Vice President,
                                       Chief Operating Officer and
                                       Chief Financial Officer