Form 10-K405
period 1999-09-30
DIGITAL BIOMETRICS INC
filed 1999-12-28
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended                 September 30, 1999
                         -------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number:                        0-18856
                       ---------------------------------------------------------

                            DIGITAL BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                  41-1545069
            --------                                  ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

5600 Rowland Road,
Minnetonka, Minnesota          55343                (612) 932-0888
---------------------          -----                --------------
(Address of principal        (Zip Code)      (Registrant's telephone number,
 executive offices)                               including area code)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value
                                                             Common Stock purchase rights

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

Indicate the number of shares of each of the issuer's classes of Common Stock, as of the latest practicable date.

   Common Stock, $.01 par value         November 30, 1999 - 16,198,130 shares
   ----------------------------         -------------------------------------
              (Class)                               (Outstanding)

The aggregate market value of Common Stock held by non-affiliates as of November 30, 1999: $60,542,809

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the proxy statement for the 2000 Annual Meeting of Stockholders to be held on February 8, 2000 have been incorporated by reference in response to Items 10, 11, 12 and 13 of Part III.

                                TABLE OF CONTENTS
                                    FORM 10-K


                                                                                                              Page
                                                                                                              ----
                                                      PART I
Item    1.    Business                                                                                           3
Item    2.    Properties                                                                                        10
Item    3.    Legal Proceedings                                                                                 10
Item    4.    Submission of Matters to a Vote of Security Holders                                               10


                                                      PART II

Item    5.    Market for the Registrant's Common Equity and Related Stockholder Matters                         11
Item    6.    Selected Financial Data                                                                           12
Item    7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                             13
Item    8.    Consolidated Financial Statements and Supplementary Data                                          24
Item    9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                                              40


                                                     PART III

Item   10.    Directors and Executive Officers of the Registrant                                                40
Item   11.    Executive Compensation                                                                            40
Item   12.    Security Ownership of Certain Beneficial Owners and Management                                    40
Item   13.    Certain Relationships and Related Transactions                                                    40


                                                      PART IV

Item   14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K                                    41


TENPRINTER(R), DBI FingerPrinter CMS(R), SQUID(R), TRAK-21(R) and the Company's mechanical hand logo have been registered as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the DBI IBIS(TM) trademark. In addition, FC-5(TM), FC-6(TM), FC-7(TM), FC-11(TM), FC-21(TM) and FC-22(TM) are trademarks of the Company.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Digital Biometrics, Inc., (the "Company," "Digital Biometrics" or "DBI") is a leading provider of identification information systems that employ "biometric" technology, which is the science of identifying individuals by measuring distinguishing biological characteristics. DBI's biometric identification systems and information technology services enable law enforcement and other government agencies to identify and manage information about individuals, and help commercial employers and government agencies to conduct background checks on applicants for employment or permits. DBI's offerings include computer-based fingerprinting and photographic systems, software tools, multi-media data storage and communications servers, and the systems integration and software development services required to implement identification management systems.

     Under new management since 1997, Digital Biometrics has evolved from essentially a single-product live-scan hardware supplier to an identification information systems company. DBI continues to expand its product line and information technology services to further penetrate the law enforcement market, while introducing new products and services for the emerging applicant-processing and security markets among commercial and government customers. Typical customers include: U.S. government agencies, such as the Immigration and Naturalization Service (INS) and U.S. Postal Service; local and state police; the military; school districts; financial institutions; utilities; and casinos.

     The Company's main products are special-purpose, computer-based systems for "live-scan" fingerprint capture. These live-scan systems employ patented, high-resolution optics and specialized hardware and software, combined with industry-standard computer hardware and software, to create highly optimized, special-purpose systems which capture, digitize, print and transmit forensic-grade fingerprint and photographic images.

     The Company's strategy is to continue to market live-scan systems to law enforcement agencies and to expand its product and service offerings and the markets it serves. The law enforcement market for live-scan biometric products is well established. The Company believes there is growing demand from other governmental and commercial markets to employ identification information technologies in enrollment and applicant processing applications. Digital Biometrics is aggressively pursuing these emerging markets.

     Also, the Company is engaged in a joint venture with Lakes Gaming, Inc., formerly known as Grand Casinos, Inc., named TRAK 21 Development, LLC, to develop, test and market an automated wagering tracking system based on technology developed by the Company. This system is intended to track the betting activity of casino patrons playing blackjack.

     During fiscal 1999, 99% of the Company's revenues were derived from sales of live-scan fingerprinting systems and related products and services. Approximately 94% of customer accounts receivable at

September 30, 1999 were from government agencies, of which 53% were from two customers. For the last three fiscal years, sales to two customers accounted for 24% and 19% of total revenues in 1999, sales to two customers accounted for 16% and 12% of total revenues in 1998, and sales to three customers accounted for 17%, 14% and 12% of total revenues in 1997. Export revenues were 2%, 9% and 5% of total revenues, for those three fiscal years.

     The Company's sales have historically included large purchases by a relatively small number of customers. This concentration of sales among few relatively large customers is expected to continue in the foreseeable future. Furthermore, the nature of government markets and procurement processes is expected to result in continued quarter-to-quarter fluctuations in the Company's revenues and earnings which are and will continue to be difficult to predict.

     The Company was incorporated in Minnesota in 1985 under the name C.F.A. Technologies, Inc., was reincorporated in Delaware in 1986 and changed its name to Digital Biometrics, Inc. in 1990. The Company's headquarters is located at 5600 Rowland Road, Minnetonka, Minnesota 55343, and its telephone number is
(612) 932-0888.

IDENTIFICATION INFORMATION SYSTEMS MARKET

     Digital Biometrics develops, manufactures and markets products, systems and integration services in the identification systems segment of the security industry. Biometrics is one of the important enabling technologies used in the Company's products.

     Biometric identification consists of a number of techniques at various stages of technical maturity and market acceptance. These techniques include fingerprinting, voice recognition, retinal and iris scanning, DNA analysis, facial recognition, hand geometry, handwriting analysis and keystroke analysis. Many of these techniques have been incorporated into computer-based hardware and software measurement technologies. The goal is that, when used with databases of characteristics which previously have been positively linked to specific individuals, biometric identification products enable the positive identification of individuals whose identity is under scrutiny. The Company believes the quality and reliability of the various non-fingerprint techniques range widely.

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

     Digital Biometrics offers products that employ "forensic-quality" fingerprint capture technologies. Forensic quality refers to the resolution and pixel gray-scale depth of the image. The Company's fingerprinting products have been employed by law enforcement organizations in a number of states since 1988 and foreign countries since 1991.

     Prior to the introduction of sophisticated computer-based fingerprint capture and matching technologies, manually taken fingerprints were manually cross-checked against large and growing collections of paper-and-ink fingerprint records to identify individuals and to positively associate them with crime scenes. To manage these large quantities of data, computerized databases for fingerprint classification and identification were introduced in the 1970s. These systems, known as Automatic

Fingerprint Identification Systems ("AFIS"), greatly improved the speed and efficiency of fingerprint searches. Current AFIS systems are capable of performing several thousand comparisons of fingerprints per second. These systems present a trained fingerprint examiner with a short list of candidate prints from which the examiner makes a final visual determination of whether two prints match.

     AFIS systems are provided by a number of vendors, including NEC Technologies, SAGEM MORPHO, Inc., Printrak International Inc., TRW, Cogent Systems and others. The Company does not provide AFIS systems.

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

     The Company's TENPRINTER(R) system and DBI FingerPrinter CMS(R) consistently generate high quality fingerprint data, which, at the user's option, may be transmitted over telephone lines to AFIS sites, other databases, the FBI, or may be printed locally or at remote locations on any number of card formats. These systems also permit review of the quality of the prints as they are being taken, enabling the operator to screen out bad prints without having to redo the entire fingerprint card, thus improving the productivity of the fingerprinting process.

BIOMETRIC IDENTIFICATION PRODUCTS AND SERVICES

LIVE-SCAN SYSTEMS

The TENPRINTER System

     The Company's principal product, the TENPRINTER, is designed and marketed mainly as an input device to AFIS systems. The TENPRINTER system is a computer-based, inkless live-scan system that electronically captures a fingerprint and creates a digital image. Fingerprints are captured by placing the fingers of a subject on the contact surface of an optical assembly. The optical image is converted into a digital image by an electronic photo-imaging detector. In addition, text demographic information on the individual being fingerprinted is entered either directly or via input from another electronic source and accompanies the fingerprint data. In some cases, photographs of the face and/or other parts of the body ("scars, marks and tattoos") of the fingerprinted subject may also accompany fingerprint records. The digital images produced by the TENPRINTER system along with demographic text and digital photographic data may be transmitted electronically to AFIS systems and other databases, and/or may be printed at a local or remote site. In the gray-scale printing technology available with the TENPRINTER system, the printed fingerprint includes the nuances normally seen in a conventional "paper-and-ink" fingerprint. The TENPRINTER is fully FBI IQS-compliant (see General below) and can be used in a networked environment.

     The primary target markets for the TENPRINTER are state and local law enforcement, other government agencies and high volume commercial users that own or transmit fingerprint and related records to AFIS systems. The assistance and support of the AFIS vendor is frequently important in the sale and installation of live-scan systems.

DBI FingerPrinter CMS ("CMS")

     The DBI FingerPrinter CMS ("CMS") is a desktop-size, integrated live-scan fingerprinting system that captures and transmits fingerprints without the use of ink. Through its smaller size and reduced cost, the CMS appeals to a wider range of identification applications outside the Company's traditional law enforcement and high-volume government agency enrollment markets. The CMS is particularly well suited for applicant processing and enrollment processing applications that require forensic-grade fingerprint records without the ruggedized construction and additional law enforcement features of the TENPRINTER.

     The CMS is fully FBI IQS-compliant (see General below) and can be used in a networked environment. It includes proven AFIS interface capabilities, password security and remote diagnostics. The CMS has the same data capture and transmission capabilities as the TENPRINTER, including the integration of text.

Palm Scanner

     In 1999, the Company completed development and introduction of its Palm Print Scanning subsystem for the TENPRINTER. This TENPRINTER option allows for the optical capture of the entire palm side of the hand, meeting the Palm Print Specifications outlined by the International Association for Identification. DBI's Palm Scanner is the only palm product currently on the market that meets the International Association for Identification's standard.

General

     Prices of live-scan systems vary depending on configuration. Live-scan systems are generally priced between approximately $30,000 and $80,000 per unit. The Company's systems have received certification under the FBI's Image Quality Standards ("IQS"). The FBI is digitizing the nation's fingerprint database at 500 dots per inch with 8 bits of grayscale resolution. To the best of the Company's knowledge, competitors also have received or are in process of receiving IQS approval.

     A compression ratio is specified in the FBI's Wavelet Scalar Quantization
(WSQ) Gray-Scale Fingerprint Image Compression Specification. Data is compressed to save time and money in the transmission of digital fingerprint images and in their computer-based storage at the FBI's repository. The WSQ compression algorithm was selected for its compatibility with fingerprint data. The Company's live-scan systems offer WSQ data compression of fingerprint data before transmission.

     The Company received its largest order in 1999 from the U.S. Immigration and Naturalization Service, which has historically been one of the largest contributors of fingerprint cards to the FBI's Criminal Justice Information Services ("CJIS") Division. The CJIS Division also exchanges records with the United States military, and agencies such as federally chartered or insured banking institutions, segments of the securities industry, registered futures associations, and nuclear power plants to promote or maintain the security of these institutions. Record checks are also conducted on individuals seeking employment as child-care workers, educators, and foster care providers, among others.

     Fingerprint data continues to accumulate at a rate of 30,000 to 50,000 new records per day. The FBI has stated that 70,000 authorized customers submit fingerprint records to the FBI, including all levels of criminal justice, licensing and regulatory agencies. The CJIS Division has launched the FBI's Integrated Automated Fingerprint Identification System, known as IAFIS. The CJIS Division is introducing the functionality of IAFIS in stages. Ultimately, the IAFIS is designed to respond to identification inquiries within a time frame of two to twenty-four hours. The CJIS Division is the world's largest fingerprint repository with their current file holdings of fingerprint records totaling over 219 million. These include over 132 million criminal records and almost 87 million civil records. The 132 million criminal records represent 36.1 million individuals arrested and/or convicted of a criminal offense in the United States.

AFIS COMMUNICATIONS MANAGEMENT SYSTEM ("ACMS")

     DBI introduced its AFIS Communications Management System ("ACMS") in 1999. This is an industry-standard, server-level data communications and interface family of products that facilitates the integration of DBI's identification products with large-scale networks in law enforcement and commercial applications, such as banks. These systems manage the transmission of data and/or subsets of the data captured at the Company's live-scan systems to one or multiple databases and printing locations. These server systems also deliver management reporting capabilities. The Company's live-scan systems are normally configured in networked environments. The integration of the Company's systems into complex information networks is frequently crucial to the delivery of the appropriate information to meet a customer's requirements.

ANCILLARY SOFTWARE PRODUCTS

     Digital Biometrics offers various software programs which enhance the functionality of its live-scan systems and provide quality assurance.

PHOTOGRAPHIC IMAGE CAPTURE SYSTEM

     The Company's photographic image capture systems provide high-quality photographs in conjunction with fingerprint records and personal history information from DBI's live-scan systems. The Company has offered photographic imaging and related server products to a limited number of customers.

IDENTIFICATION BASED INFORMATION SYSTEM ("IBIS")

     IBIS is a multi-faceted identification, data collection and information processing system. It is being designed to provide law enforcement officers with rapid identification of individuals, historical information about individuals and relational database capabilities. It can be utilized as an investigative tool allowing officers to build a complete audio and video data file of a crime scene and to transmit that data to a central site in real time. A complete management reporting database and audit trail is included.

     A component of the IBIS is the Squad Car Identification Device ("SQUID"), a lightweight portable data collection device. The SQUID is being designed to capture a fingerprint image and photo from a remote location. The data is then transmitted, using WSQ via RF link, to an AFIS to search for positive identification, returning a "hit" or "no hit" response back to the SQUID.

     The IBIS is being test marketed on a pilot basis with sales expected to begin in the summer of 2000.

SINGLE FINGERPRINT CAPTURE DEVICES

     Digital Biometrics currently offers two forensic-quality single fingerprint capture devices, the FC-21(TM) and FC-22(TM). The FC series single fingerprint capture units have been marketed on a limited basis and are priced approximately from $1,200 to $1,500 per unit.

ASSEMBLY, INSTALLATION AND MAINTENANCE

     The Company's hardware products are assembled from purchased components at its facility in Minnetonka, Minnesota. The time required for delivery of standard products averages approximately 30 to 45 days from the date the purchase order is received. Delivery of non-standard products with customer-unique features and/or functionality will vary depending upon the level of engineering development required.

     The Company's products are installed by DBI's employees or contractors. Installation frequently requires implementation into customer network configurations, many of which are complex.

     Digital Biometrics offers various levels of maintenance service for its equipment, which are delivered by Company employees or third party maintenance providers.

SALES AND DISTRIBUTION

     The Company sells live-scan products directly to end users through its own sales force and through distribution relationships with AFIS suppliers, including NEC Technologies and TRW. Relationships with AFIS vendors are an important means of distribution to many customers and, consequently, are significant to the Company. Furthermore, live-scan products must deliver output to AFIS systems, thereby requiring a technical relationship between Digital Biometrics and AFIS suppliers to assure proper integration of live-scan systems with the requirements of AFIS systems.

COMPETITION

     The market for live-scan systems and related products is competitive. Live-scan and related identification information products and services products have been developed and are offered by several companies including Identix Inc., Heimann Biometric Systems GmbH, Printrak International Inc. and Cross Match Technologies, Inc. In addition, several other companies distribute live-scan and related products and services, including NEC Technologies and SAGEM MORPHO, Inc. Both NEC Technologies and SAGEM MORPHO, Inc. have from time to time entered into distribution agreements with Digital Biometrics, although both mainly rely on DBI competitors for the products which they market. The Company competes in the live-scan market primarily on the basis of image quality, features, performance, network integration, service and support, and price. Most of the Company's competitors have substantially greater financial and other resources than the Company.

     Continued growth in demand for live-scan fingerprint systems may attract additional competition.

     Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

SUPPLIERS

     Digital Biometrics buys substantially all live-scan systems components from outside suppliers for assembly and testing by the Company. Some of these components are designed by the Company and are custom manufactured to its specifications. Digital Biometrics may specify parts used in such components. The Company inspects and tests incoming parts and components, and conducts test and burn-in procedures on assembled finished products. Certain components used in manufacturing the Company's live-scan systems are currently supplied by a single vendor to obtain volume economies. Secondary sources are available but would take several months to bring into production. Delays in product deliveries to customers could occur until the secondary sources are secured.

     The Company provides field maintenance services directly and through subcontract arrangements with third parties.

INFORMATION TECHNOLOGY SERVICES

    The Company has offered software development and integration services to a limited number of customers. In fiscal 1999 and fiscal 1998, the Company had sales of $259,000 and $546,000, respectively, for systems integration consulting in commercial applications unrelated to identification. However, DBI does not currently offer and does not expect to offer information technology services unrelated to identification going forward. The Company plans to devote its resources to identification systems and integration activities related to identification.

TRAK-21

    Prior to 1997, Digital Biometrics developed a prototype blackjack table wagering data capture system called TRAK-21. The TRAK-21 system was developed to enable casinos to track the wagering activity of its blackjack patrons as well as the productivity of its tables and dealers. In March 1998, Digital Biometrics formed a joint venture company with Grand Casinos, Inc., now called Lakes Gaming, Inc., to commercialize the TRAK-21 technology. The joint venture company is called TRAK 21 Development, LLC. Digital Biometrics has derived no revenues to date from the joint venture or from this system. Digital Biometrics is under contract with the joint venture company to provide development services, for which it is compensated. Compensation received by the Company from the joint venture is accounted for as an offset to development expenses. It is anticipated that if the system is successfully productized, the joint venture company will market the system to the gaming industry.

     There are a variety of companies providing blackjack player tracking information and capabilities to the gaming industry, the most prominent of which is Mikohn Gaming Corporation. TRAK-21 uses high-level image processing for automatically calculating wagers, which differentiates it from other systems, including Mikohn's, which use table and chip sensors to track player wagering.

     Components necessary to manufacture TRAK-21 systems are anticipated to be primarily standard parts available from a variety of suppliers.

PROPRIETARY TECHNOLOGY

     The Company owns a federally registered trademark for the mark TENPRINTER, DBI FingerPrinter CMS, SQUID, TRAK-21 and the Company's mechanical hand logo. DBI has applied for trademark registration for DBI IBIS. The Company also claims trademark rights in the product names FC-5, FC-6, FC-7, FC-11, FC-21 and FC-22, but has not filed federal trademark applications for such marks.

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

ENGINEERING AND DEVELOPMENT

     The Company incurred engineering and development expenses for new product and services development and enhancements to existing products. For the fiscal years ended September 30, 1999, 1998 and 1997, the Company's non-reimbursed engineering and development expenses were $2,225,000, $3,193,000 and $2,719,000, respectively.

BACKLOG

     On September 30, 1999, the Company's backlog of orders for live-scan systems and related products was approximately $8,678,000, as compared to a backlog of approximately $5,465,000 at September 30, 1998.

EMPLOYEES

     On November 30, 1999, the Company employed 106 persons on either a full-time or part-time basis, none of whom is represented by a union. Of these persons, four have general management responsibilities and the remainder perform sales, marketing, engineering, customer service, assembly, or administrative functions. The Company utilizes additional individuals to perform services on a part-time or consulting basis as needed. Personnel will be hired in the future as the Company deems necessary. The Company believes that its employee relations are good.

     All DBI employees have executed agreements which provide for the confidentiality of Company proprietary information and the ownership by the Company of inventions developed using the Company's resources.

ITEM 2. PROPERTIES

     Digital Biometrics does not own any real estate. The Company's primary offices and facilities are located in approximately 34,300 square feet of space in an industrial park at 5600 Rowland Road, Minnetonka, Minnesota. The space is occupied under a lease expiring on April 30, 2001, and is believed to be adequate for the Company's current business needs.

     The Company leases approximately 8,000 square feet of space in a facility in Maple Grove, Minnesota under an operating lease expiring in June 2003. The Company is currently attempting to sublease this office space.

     The Company has a customer service and sales office in Ontario, California, in approximately 5,600 square feet of space in an industrial office park. This space is occupied under a lease expiring in May 2002.

ITEM 3. LEGAL PROCEEDINGS

     There are no material lawsuits pending or, to the Company's knowledge, threatened against Digital Biometrics.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders during the three months ended September 30, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     MARKET INFORMATION. The Company's common stock is traded on The Nasdaq National Market under the symbol "DBII." High and low closing price information for each quarter for the past two fiscal years is as follows:

                                                                                      High       Low
                                                                                      ----       ---
                        Fiscal Year ended September 30, 1999

                             First Quarter                                           $1.88         $.91

                             Second Quarter                                           1.88         1.22

                             Third Quarter                                            2.72         1.19

                             Fourth Quarter                                           3.63         2.25

                        Fiscal Year ended September 30, 1998

                             First Quarter                                           $2.50        $1.25

                             Second Quarter                                           2.13         1.16

                             Third Quarter                                            2.66         1.56

                             Fourth Quarter                                           2.56          .97

     As of November 30, 1999, the Company had an aggregate of approximately 7,000 record holders and beneficial holders of its common stock. The closing price of its common stock on November 30, 1999, as reported by The Nasdaq National Market System was $3.78.

     DIVIDEND POLICY. The Company has never paid a dividend on its common stock and it is not anticipated that dividends will be paid in the foreseeable future. The Company intends to retain profits for operating purposes.

     TRANSFER AGENT. The Transfer Agent and Registrar for the Company's common stock is Norwest Bank, Minneapolis, Minnesota.

     RECENT SALES OF UNREGISTERED SECURITIES. All sales of unregistered securities during the year ended September 30, 1999 were reported and described in the Company's quarterly reports on Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Company as of and for each of the years in the five-year period ended September 30, 1999 has been derived from the consolidated financial statements audited by KPMG LLP, independent certified public accountants. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                         YEAR ENDED SEPTEMBER 30,
                                              --------------------------------------------------------------------------------
                                                    1999            1998            1997           1996            1995
                                                    ----            ----            ----           ----            ----
STATEMENT OF OPERATIONS DATA:

Revenues                                       $ 22,199,250    $ 11,322,691    $ 11,419,358   $  8,327,272    $ 9,098,014
Cost of revenues                                 14,954,356       8,516,958       8,811,271      6,181,481      5,273,412
Cost of revenues - non-recurring charges                  -               -       1,529,118              -              -
                                              --------------------------------------------------------------------------------
   Gross margin                                   7,244,894       2,805,733       1,078,969      2,145,791      3,824,602
                                              --------------------------------------------------------------------------------

Expenses:
   Sales and marketing                            1,946,505       2,037,145       2,057,099      3,369,441      2,394,916
   Engineering and development                    2,224,612       3,192,683       2,718,943      5,476,036      3,243,202
   General and administrative                     2,691,236       1,851,751       2,170,893      2,896,743      1,841,094
   Non-recurring charges                                  -               -         330,319              -              -
                                              --------------------------------------------------------------------------------
     Total expenses                               6,862,353       7,081,579       7,277,254     11,742,220      7,479,212
                                              --------------------------------------------------------------------------------

Income (loss) from operations                       382,541      (4,275,846)     (6,198,285)    (9,596,429)    (3,654,610)
Other income (expense)                             (283,653)       (612,586)        (77,109)    (2,090,474)       330,055
                                              --------------------------------------------------------------------------------

Net income (loss)                                 $  98,888    $ (4,888,432)   $ (6,275,394)  $(11,686,903)   $(3,324,555)
                                              ================================================================================

Net income (loss) per common share                    $0.01          $(0.38)         $(0.53)        $(1.24)        $(0.43)
                                              ================================================================================

Net income (loss) per common share - assuming
   dilution                                           $0.01          $(0.38)         $(0.53)        $(1.24)        $(0.43)
                                              ================================================================================

Weighted average common shares                   14,781,936      12,748,140      11,766,220      9,451,015      7,814,144
                                              ================================================================================

Weighted average common shares - assuming
   dilution                                      15,081,973      12,748,140      11,766,220      9,451,015      7,814,144
                                              ================================================================================

                                                                           AS OF SEPTEMBER 30,
                                              --------------------------------------------------------------------------------
                                                    1999            1998            1997           1996            1995
                                                    ----            ----            ----           ----            ----
BALANCE SHEET DATA:

Cash and cash equivalents                       $ 3,175,868      $  840,616      $ 1,891,397   $   466,990     $   367,866
Accounts receivable, net                          7,415,334       4,352,197        5,161,356     5,676,849       4,494,301
Inventory                                         2,972,998       2,848,421        2,294,593     3,633,659       1,875,682
Working capital                                   6,384,809       3,783,401        6,131,758     5,506,587      13,493,690
Total assets                                     14,746,781       9,418,461       10,699,238    17,309,371      25,451,666
Long-term obligations                               241,174         997,957                -     2,374,739       8,863,578
Total liabilities                                 7,616,452       5,470,349        3,533,990     6,853,999      12,362,412
Stockholders' equity                              7,130,329       3,948,112        7,165,248    10,455,372      13,089,254

The Company has paid no cash dividends on its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     As more fully described in the subsection appearing below titled "Risk Factors," this report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding intent, belief or current expectations of the Company and its management and are made in reliance upon the "safe harbor" provisions of the Securities Litigation Reform Act of 1995. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. The Company undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The principal business of Digital Biometrics, Inc. is the development, manufacture, marketing and integration of computer-based products and services for the identification of individuals. The Company is a leading provider of identification information systems that employ "biometric" technology, which is the science of identifying individuals by measuring distinguishing biological characteristics. DBI's biometric identification systems and information technology services enable law enforcement and other government agencies to identify and manage information about individuals, and help commercial employers and government agencies to conduct background checks on applicants for employment or permits. DBI's offerings include computer-based fingerprinting and photographic systems, software tools, multi-media data storage and communications servers, and the systems integration and software development services required to implement identification management systems.

     The Company generally recognizes product sales on the date of shipment for orders which are f.o.b. origin and upon delivery for f.o.b. destination, although recognition may from time to time occur at some later milestone based on the terms of specific customer contracts. Revenue for professional services contracts and systems integration services revenues are recognized using the percentage of completion method, completed contract method or on a time-and-materials basis. The Company's standard terms of sale are payment due net in thirty days, f.o.b. Digital Biometrics, Inc. Terms of sale and shipment for certain procurements by municipal or other government agencies may, however, be subject to negotiation which consequently may affect the Company's timing and criteria for revenue recognition.

     Maintenance revenues are recognized over the life of the contract on a straight-line basis.


RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO 1998

     Total revenues in 1999 of $22,199,000 increased significantly from 1998 revenues of $11,323,000. The 96% increase in total revenues was due primarily to an increase in the number of live-scan systems sold and a 42% increase in maintenance revenues, partially offset by a decrease in systems integration revenues. The increase in identification systems product revenues to $18,214,000 in 1999 from $8,078,000 in 1998 resulted from an increase in the number of live-scan systems sold, partially offset by an increase in volume and trade-in discounts. Maintenance revenues increased to $3,726,000 in 1999 from $2,625,000 in 1998, due primarily to a larger installed base of live-scan systems covered by maintenance agreements and, to a lesser extent, increases in contract renewal rates, and an increase in revenues from services not covered by maintenance agreements. Systems integration revenues decreased to $259,000 for 1999 from $619,000 in

1998. Systems integration revenues were generated from the Company's wholly owned subsidiary, Integral Partners, Inc. (formerly the Integrated Information Solutions Division) which began operations during the first quarter of fiscal 1998 and was curtailed in 1999.

     Sales to two customers in 1999 accounted for 24% and 19% of total revenues. Sales to two customers in 1998 accounted for 16% and 12% of total revenues.

     Total gross margins for 1999 and 1998 were 33% and 25% of revenues, respectively.

     Gross margins on identification system product revenues were 34% in 1999 compared to 26% in 1998. This improvement is due primarily to economies of scale, lower levels of warranty and installation costs and lower product costs than in fiscal 1998, partially offset by increased volume and trade-in discounts.

     Maintenance margins for 1999 and 1998 were 25% and 16% of maintenance and support revenues, respectively. The improvement in maintenance margins is due mainly to a 42% increase in maintenance revenues from the larger installed base and, to a lesser extent, reduced costs resulting from the establishment of regional customer service operations. The increase is partially offset by $150,000 of costs to implement Year 2000 compliance as required by customer contracts.

     Systems integration margins were 45% in 1999 compared to 44% in 1998. Systems integration revenues were generated from operations which began during the first quarter of fiscal 1998.

     Sales and marketing expenses for 1999 and 1998 were 9% and 18%, respectively, of total revenues. The decrease in sales and marketing expenses as a percentage of total revenue is due primarily to the increase in revenues, and to a lesser extent, lower costs for both international marketing and systems integration activity. Also, sales and marketing expenses for the current year are net of a $157,000 allowance for doubtful accounts reserve adjustment as a result of improved accounts receivable collections. The Company expects an increase in absolute dollars for sales and marketing expenses in future years.

     Engineering and development expenses decreased to 10% of total revenues in 1999 from 28% in 1998. This decrease is largely due to increased revenues, reduced systems integration engineering costs due to refocusing Integral Partners on identification-related opportunities, and reduced new product development expenses not covered by development grants. Engineering and development expenses for fiscal 1999 are net of $384,000 of costs related to a federally funded demonstration project grant. The Company expects an increase in absolute dollars for engineering and development expenses in future years.

     General and administrative expenses in 1999 decreased to 12% of total revenues from 16% in 1998 primarily due to increased revenues, partially offset by increased personnel-related costs and general expenses (subsequently curtailed) associated with Integral Partners, Inc., increased incentive compensation accruals and increased legal costs incurred in connection with legal action taken by a competitor against one of the Company's customers. The competitor's efforts were unsuccessful in preventing the Company's contract with the customer from proceeding forward. The Company expects an increase in absolute dollars for general and administrative expenses in future years.

     Interest income decreased to $28,000 in fiscal 1999 from $47,000 in fiscal 1998, primarily as a result of lower average cash balances and lower interest rates. Interest expense decreased to $299,000 in fiscal 1999 from $594,000 in fiscal 1998, primarily due to a $375,000 decrease in non-cash charges for the intrinsic value of the beneficial conversion feature of convertible debentures, partially offset by an increase in borrowings under a line of credit and an increase in interest on increased capital lease balances during fiscal 1999.

FISCAL 1998 COMPARED TO 1997

     Total revenues in 1998 of $11,323,000 decreased slightly from 1997 revenues of $11,419,000. The decrease in total revenues was due primarily to a decrease in the number of live-scan systems sold, partially offset by a 54% increase in maintenance revenues and the addition of systems integration revenues. The decrease in identification systems product revenues to $8,078,000 in 1998 from $9,712,000 in 1997 resulted from a decrease in the number of live-scan systems sold, partially offset by reduced volume and trade-in discounts and increased professional services revenues. Maintenance revenues increased to $2,625,000 in 1998 from $1,707,000 in 1997, due primarily to a larger installed base of live-scan systems covered by maintenance agreements, increases in maintenance rates effective with maintenance contract renewals, and an increase in "time and materials" and similar maintenance revenues. Systems integration revenues were $619,000 for 1998. There were no systems integration revenues for the prior year. Systems integration revenues were generated from the Company's wholly owned subsidiary, Integral Partners, Inc. (formerly the Integrated Information Solutions Division) which began operations during the first quarter of fiscal 1998.

     Sales to two customers in 1998 accounted for 16% and 12% of total revenues. Sales to three customers in 1997 accounted for 17%, 14% and 12% of total revenues.

     Gross margins for 1998 and 1997 were 25% and 9% of revenues, respectively. Gross margin for 1997 includes non-recurring charges of $1,529,000 ($0.13 per share) recognized during the third quarter comprised of $838,000 of inventory adjustments substantially due to technical obsolescence, $524,000 of warranty reserve funding for warranty items mainly associated with the introduction and rollout of the 1133S TENPRINTER, $132,000 for estimated committed losses on maintenance contracts, and $35,000 for the write-off of tooling.

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

     Maintenance margins for 1998 and 1997 were 16% and (47%) of maintenance and support revenues, respectively (including the impact of relevant 1997 non-recurring charges). The substantial improvement in maintenance margins is due mainly to the favorable impact of higher revenues and initiatives to reduce cost and improve efficiency.

     Systems integration margins for 1998 were 44% of systems integration revenues from operations which began during the first quarter of fiscal 1998.

     Sales and marketing expenses for 1998 and 1997 were 18% of total revenues. Sales and marketing expenses for 1998 include higher costs for international marketing activity and higher accruals for doubtful accounts, which were more than offset by $256,000 of reduced introductory 1133S TENPRINTER promotional costs during fiscal 1997.

     Engineering and development expenses increased to 28% of total revenues in 1998 from 24% in 1997. This increase is largely due to additional personnel-related costs and setup costs associated with the establishment of Integral Partners, Inc. and increased amortization and write-offs of intangible assets, partially offset by reduced development costs for the TRAK-21 product as a result of the joint venture with Lakes Gaming, Inc. and additional allocations to product cost of sales.

     General and administrative expenses in 1998 decreased to 16% of total revenues from 19% in 1997 primarily due to reduced legal costs of a patent infringement suit brought by the Company against a competitor.

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

NET OPERATING LOSS CARRYFORWARDS

     At September 30, 1999, the Company had carryforwards of net operating losses of approximately $34,600,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount, approximately $2,300,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $920,000 credited to additional paid-in capital. The carryforwards expire annually beginning in 2000. Should a change in ownership as defined in Internal Revenue Code Section 382 occur, the annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the long-term federal tax exempt rate. A total of $2,900,000 of the net operating loss carryforwards at September 30, 1999, is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $31,700,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     For the period from the Company's inception in 1985 through September 30, 1999, the Company's cumulative deficit was $40,112,000. The Company generated its first net income during fiscal 1999.

     At September 30, 1999, the Company had $3,176,000 in cash and cash equivalents. Historically, the Company has been reliant on the availability of outside capital to sustain its operations. Management believes that cash, cash equivalents, and other working capital provided from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements of the Company's current business. Additional capital may be required if the Company seeks to expand into new business areas.

     The Company has established an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with SPECTRUM Commercial Services. All assets of the

Company secure borrowings under this line of credit. The interest rate charged on the line is 4% above the prime rate. There were no borrowings under the line at September 30, 1999. The line expires on September 30, 2000.

     Risks related to the Company's ability to maintain adequate working capital and liquidity include the continued availability of credit under the Company's line of credit, the availability of vendor credit, and payment by customers of accounts receivable at such times and in such amounts as to enable the Company to meet its payment obligations. Additional financing may be required if sales and operating results are different from those currently forecasted. The Company has identified potential sources for such additional financing in the event that it is required; however, there can be no assurance that such sources will provide the Company with additional financing on terms that are acceptable or favorable to the Company, or on any terms.

ISSUANCE OF 8% CONVERTIBLE SUBORDINATED DEBENTURES AND WARRANTS

     On December 1, 1997 the Company entered into a convertible subordinated debenture purchase agreement with a private investor, providing for the Company's issuance and sale of up to an aggregate of $2,500,000 of 8% Convertible Subordinated Debentures ("1997 Convertible Debentures") in tranches of $500,000 each. The first four tranches were funded during fiscal 1998. The fifth tranche was funded in November 1998.

     During fiscal 1998, the Company issued 1,195,527 shares of common stock for the conversion of principal aggregating $1,100,000 of the 1997 Convertible Debentures plus $25,469 of accrued interest at an average conversion price of $0.94 per share.

     During fiscal 1999, the Company issued 1,123,874 shares of common stock for the conversion of principal aggregating $1,250,000 of the 1997 Convertible Debentures plus $75,737 of accrued interest at an average conversion price of $1.18 per share.

     During October 1999 (fiscal 2000), the Company issued 116,369 shares of common stock for the conversion of the remaining principal aggregating $150,000 of the 1997 Convertible Debentures plus $12,252 of accrued interest at an average conversion price of $1.39 per share.

PRIVATE PLACEMENTS

     The Company completed two private placement offerings of common stock and warrants during fiscal 1999. An aggregate of 694,996 shares were sold to accredited investors at prices from $1.3138 to $1.6579 per share with total net proceeds to the Company of approximately $900,000. Warrants to purchase up to an aggregate of 694,996 shares at the same per share prices were granted to the purchasers for no additional consideration. The Company issued additional warrants to purchase up to 69,500 shares of common stock at exercise prices from $1.3269 to $1.6728 per share to an investment-banking firm as partial compensation for services rendered in the private placement offerings.

YEAR 2000 PHENOMENON

     Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information, including correct leap year recognition, at or after January 1, 2000. This is commonly referred to as the "Year 2000" phenomenon. Digital Biometrics is addressing the potential effects of the Year 2000 phenomenon on its business.

INTERNAL SYSTEMS

     The Company has evaluated and reviewed Company internal systems that could pose Year 2000 risks and corrected problems as they were identified. DBI has requested and received Year 2000 readiness statements from each of its major suppliers of hardware and software products used for internal business applications, including computer and network software and equipment, and telephone equipment. The Company will continue to monitor internal system requirements and correct Year 2000 deficiencies as deemed necessary.

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

     Year 2000 compliance statements have been received from the Company's information systems suppliers for products supplied to the Company. Based on these favorable statements, the Company does not believe there is any potential material adverse effect or cost as pertains to Year 2000 issues. The Company believes that hardware and software products for its internal systems are available for purchase from alternative suppliers should its current vendors fail to conform to Year 2000 compliance.

VENDOR-SUPPLIED PRODUCT COMPONENTS AND SERVICES

     The Company has received correspondence from most of its vendors and all of its critical suppliers, manufacturers, and other service providers as to Year 2000 readiness of their operations and the products and services that they provide to the Company. The Company has developed contingency plans to lessen its risks with respect to the failure of third parties to be Year 2000 ready. However, such failure, including failures of any contingency plans, remains a possibility and may have a material adverse affect on the Company's results of operations and financial condition.

COMPANY PRODUCTS

     Management believes that the Company's 1133S TENPRINTER and DBI FingerPrinter CMS systems, including options, shipped beginning January 1999, are and will continue to be Year 2000 compliant. The Company evaluated products sold prior to this date for Year 2000 suitability, the specific nature of possible non-compliance, and the potential impact on DBI's customers. The results have been communicated to the Company's customers in writing as product generations were evaluated. Evaluation of the 1133S TENPRINTER and 1133R TENPRINTER products have been completed with notification of compliance communicated to the Company's customers in writing during fiscal 1999.

     Based on results of tests, the Company has concluded that 1133S TENPRINTER systems shipped prior to January 1999, were not Year 2000 compliant with respect to certain date-sensitive functions, but can be made compliant with software modifications. These modifications require changes to the operating system of the affected products. The 1133S operating system is sourced from an outside vendor, and then augmented by DBI to meet the particular requirements of DBI's products. Consequently, achieving Year 2000 compliance requires obtaining certain operating system modifications from the operating system vendor, which are in turn incorporated by the Company into its applications and then distributed by DBI to its customers. Year 2000 upgrades for the 1133S TENPRINTER are being provided to customers with DBI maintenance agreements free of any additional charge. Owners of non-compliant 1133S TENPRINTER systems that do not have maintenance agreements with DBI may purchase Year 2000 upgrade software and installation services from the Company.

     In addition, based on test results, the Company has also determined that models of the TENPRINTER prior to the 1133S are not Year 2000 compliant with respect to certain date-sensitive functions. The Company has tested Year 2000 compliance on legacy software releases on a product-by-product basis, and has communicated to customers the specific functions which may not perform properly. As with the 1133S, the underlying operating systems of prior models of the TENPRINTER were sourced from outside vendors. Vendors no longer support operating systems on models prior to the 1133S. Thus, no vendor assistance for Year 2000 upgrading is available to Digital Biometrics, making the task of upgrading these operating systems for Year 2000 compliance very difficult and uneconomical. Some customers may continue to use non-compliant TENPRINTERs by avoiding the use of non-compliant date-sensitive functions. To the best of the Company's knowledge, the Company has no obligation to upgrade models of its TENPRINTER product prior to the 1133S to Year 2000 compliance, and the Company has no present plans to develop or offer any such upgrades. In the event that the Company is required to offer Year 2000 compliance on TENPRINTER systems prior to the 1133S without compensation, the Company may be materially adversely affected. Customers with non-compliant systems may purchase the Company's TENPRINTER 1133S or DBI FingerPrinter CMS systems.

     It is possible that the Company's revenue may be adversely affected if current and prospective customers divert spending to correct or replace information systems which are not Year 2000 compliant.

COST OF YEAR 2000 COMPLIANCE TO THE COMPANY

     The cost of the Company's software development addressing Year 2000 compliance of its live-scan products was approximately $26,000. The Company believes that the total cost to implement the software upgrades not billable to customers will be between $150,000 to $175,000. As of September 30, 1999, approximately 85% of the software upgrades have been completed at a cost to the Company of approximately $133,000. If unplanned development issues or unplanned customer installation problems arise, the cost to complete Year 2000 compliance may exceed these estimates and have a material adverse affect on the Company's results of operations.

     Additional information about the Year 2000 issue and the Company's compliance program is available at the Company's web site at www.digitalbiometrics.com.

     Achieving Year 2000 compliance is dependent on a number of factors, many of which are not within the Company's control. In the event that the above assessment of the Company's situation regarding Year 2000 issues is incorrect, the Company's business and its results of operations may be materially adversely affected.

COMPREHENSIVE INCOME

     During fiscal 1999, the Company implemented SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying the components of comprehensive income. The impact to the financial statements is limited primarily to the disclosure format of unrealized holding gains and losses on available-for-sale securities.

SEGMENTS OF AN ENTERPRISE

     During fiscal 1999, the Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes a new standard for the way public business enterprises report information about operating segments.

NEW ACCOUNTING PRONOUNCEMENTS

     During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," changed the effective date to fiscal years beginning after June 15, 2000. The Company will be required to adopt the new standard beginning with the first quarter of fiscal 2001. The impact of adoption on the Company's financial statements has not yet been determined.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company will be required to adopt the new standard beginning with the first quarter of fiscal 2001. The impact of adoption on the Company's financial statements has not yet been determined.

RISK FACTORS

     Information or statements provided by the Company from time to time, including statements contained in this Form 10-K, may contain certain "forward-looking statements," including comments regarding anticipated future operations, market opportunities, operating results and financial performance of the Company. The Company's future operating performance and share price are influenced by many factors, including factors which may be treated in forward-looking statements. The Company cautions readers that any forward-looking statements made by the Company or any of its representatives in this Form 10-K or in any other reports, filings, press releases, speeches or other comments, are not a guarantee of future performance. Any such forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those which may be projected on the basis of such forward-looking statements. Furthermore, the Company assumes no obligation to update such forward-looking statements.

     Among the risks and uncertainties which may affect future performance are those described below. These risk factors are being set forth pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") with the intention of obtaining the benefits of the "safe harbor" provisions of the Reform Act for such forward-looking statements.

GENERAL

     Among the most significant of the risks and uncertainties which may affect the future performance of the Company are the ability of the Company to:

          o   Maintain operating profitability;
          o Reduce quarter-to-quarter volatility in the Company's revenues and profits;
          o   Develop, introduce and build revenue and profit streams based on new products and services in existing and emerging markets;
          o   Maintain the loyalty and continued purchasing of the Company's products by existing customers;

          o Execute on customer commitments, including the fulfillment of delivery and installation schedules, and the implementation on time and within specifications of special features and functionality required by various customer contracts;
          o Manage the concentration of accounts receivable and other credit risks associated with selling products and services to governmental entities and other large customers;
          o   Maintain adequate working capital and liquidity, including the availability of additional financing as may be required;
          o   Create and maintain satisfactory distribution and operations relationships with third parties;
          o   Attract and retain key employees; and
          o Secure the timely and cost-effective availability of components and subassemblies.


YEAR 2000

     As stated above in "Management's Discussion and Analysis - Year 2000 Phenomenon," the Company's assessment of the Year 2000 problem as it relates to its internal systems, vendors and products includes estimated costs to achieve Year 2000 compliance. These costs may differ significantly from actual costs and may materially and adversely affect the financial results of the Company. Also, the potential impact of Year 2000 matters on the Company's product and maintenance revenues is not known at this time. There may be other unforeseen risks related to Year 2000 matters which may affect the Company whose costs cannot be determined at this time. Furthermore, the Company's financial results may be adversely affected by the impact on the Company of Year 2000 problems experienced by its suppliers.

THE IMPACT OF COMPETITION AND MARKET GROWTH

     Markets for the Company's products and services are characterized by significant and increasing competition. The Company's financial results may be adversely affected by the actions of existing and future competitors, including the development of new technologies, the introduction of new products, and price reductions by such competitors to gain or retain market share. Adverse consequences on the Company may include the diminution of revenues and revenue opportunities, price reductions, and the need to incur additional costs to respond to the actions of competitors.

     Furthermore, the Company's expectations of future opportunities and investments to capitalize on such opportunities are based on assumptions about growth in the size of the market for identification systems and related products and services. As this is a relatively new market such assumptions and forecasts are inherently difficult to make, and actual market growth may be substantially different than the Company currently anticipates. Market growth depends on many factors, including factors not in the control of the Company, including but not limited to international market expansion, growth in applicant processing markets, and replacement cycles for products currently in use.

NEW PRODUCTS AND SERVICES

     The Company intends to grow in part through the introduction of new products and services in current and new markets. There can be no assurance that such new products and services will be accepted by the intended customers at profitable price levels or at all.

AVAILABILITY OF PARTS AND SUBASSEMBLIES

     Certain components and subassemblies used in the manufacture of the Company's live-scan systems are sourced from single suppliers. In the event that these suppliers are unable to provide the Company with its requirements, or were to change pricing significantly, the Company could be materially and adversely affected.

WORKING CAPITAL AND LIQUIDITY

     Management believes that cash, cash equivalents, and other working capital provided from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements. However, risks related to the Company's ability to maintain adequate working capital and liquidity include the continued availability of credit under the Company's line of credit, the availability of vendor credit, payment by customers of accounts receivable at such times and in such amounts as to enable the Company to meet its payment obligations, and continued achievement of profitable operating results. Furthermore, there can be no assurance that further financing may not be required, or, if further financing is required, that it will be available on terms that are acceptable or favorable to the Company, or at all.

GOVERNMENT MARKET CHARACTERISTICS RESULT IN POTENTIAL REVENUE AND EARNINGS VOLATILITY

     The Company's performance in any one reporting period is not necessarily indicative of sales trends or future operating or earnings performance. The Company's revenues each quarter are concentrated in a relatively small number of large customers, most of which are government agencies. The Company is subject to significant quarter-to-quarter fluctuations in revenue, which makes management of profitability inherently difficult. Factors which lead to these fluctuations include variations in the availability of such large procurements and variations in the success of the Company in winning such procurements. In the event the Company is successful in winning such procurements, there may be unevenness and potential delays and schedule changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements. Also, law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which the Company expects may continue to result in quarterly and annual revenues and profits which may be irregular and difficult to predict.

OTHER FACTORS CONTRIBUTING TO POTENTIAL EARNINGS VOLATILITY

     In addition to potential volatility due to market characteristics just described, the Company's financial results may be affected by many other factors which are difficult to predict, including but not limited to: changes in the mix of products sold; changes in the availability and pricing of components and subassemblies; increases required in development and marketing expenses to address opportunities or competitive pressures in the market; and unforeseen legal expenses.

DISTRIBUTION FACTORS

     In addition to its direct marketing activities, the Company markets its products and services through various distribution and other cooperative relationships with third parties such as AFIS suppliers and systems integrators. In many cases, the sale of Digital Biometrics products or services is dependent on the success of such third parties in winning contested procurements, in executing on their own responsibilities under agreements with customers and in doing so in a timely manner, and in the effectiveness of their selling efforts on behalf of the Company's products. At times, such third party distributors may offer products of the Company's competitors as well.

GOVERNMENTAL CREDIT AND FUNDING CONSIDERATIONS

     The Company extends substantial credit to federal, state and local governments in connection with sales of the Company's products and services. Approximately 94% and 71%, respectively, of customer accounts receivable at September 30, 1999 and 1998 were from government agencies, of which 53% were from two customers at September 30, 1999 and 42% were from a single customer at September 30, 1998. For the years ended September 30, 1999, 1998 and 1997, sales to two customers in 1999 accounted for 43%, two customers in 1998 accounted for 28%, and three customers in 1997 accounted for 43% of annual sales. Sales to sizeable customers requiring large and sophisticated networks of live-scan systems and peripheral equipment often include technical requirements which may not be fully known at the time requirements are specified by the customer. In addition, contracts may specify performance criteria which must be satisfied before the customer accepts the products and services. Collection of accounts receivable may be dependent on completion of customer requirements, which may be unpredictable, subject to change by the customer, and not fully understood at the time of acceptance of the order by the Company, and may involve investment of additional Company resources. These investments of additional resources are accrued when amounts can be estimated but may be uncompensated and negatively impact profit margins and the Company's liquidity. Furthermore, in many instances, customer procurements are dependent on the availability or continued availability of state or federal government grants and general tax funding. Such funding may be subject to termination at any time at the sole discretion of the government body providing or receiving such funds. Additionally, without regard to termination of funding, government agencies both domestically and internationally may successfully assert the right to terminate business or funding relationships with the Company at their sole discretion without adequate or any compensation or recourse for the Company.

NEED TO UPGRADE PRODUCTS AND DEVELOP NEW TECHNOLOGIES TO MEET REGULATORY REQUIREMENTS

     Continued participation by the Company in the market for live-scan systems which are linked to forensic-quality databases under the jurisdiction of governmental agencies may require the investment of Company resources in upgrading of the Company's products and technology for the Company to compete and to meet regulatory and statutory standards. There can be no assurance that such resources will be available to the Company or that the pace of product and technology development established by management will be appropriate to the competitive requirements of the marketplace.

GAMING MARKET RISKS

     On March 16, 1998, Digital Biometrics, Inc. entered into an agreement with Lakes Gaming, Inc. (formerly Grand Casinos, Inc.) forming a joint venture, TRAK 21 Development, LLC, to productize, test and market the TRAK-21 blackjack wagering data capture and player tracking system. The joint venture is susceptible to the normal business risks customary to a start-up operation. In particular, although prototype models of TRAK-21 have been successfully demonstrated, there can be no assurance that this technology will operate as required in live casino environments or that products based on TRAK-21 technology will be accepted by customers. In addition, it has not been determined whether or not the TRAK-21 system will be able to compete, on the basis of price and performance, with player tracking systems of competitors whose systems have been marketed for longer periods of time. There can be no assurance, therefore, that the joint venture will be profitable to the Company.

MARKET RISKS

     The Company is exposed to certain market risks with its $2 million line of credit of which there were no borrowings outstanding at September 30, 1999. The line bears interest at a rate of 4% above the prime rate. In addition, the Company also had $148,097 of convertible debentures outstanding with a face value of $150,000 at September 30, 1999. These debentures and related interest were converted into 116,369 shares of common stock during October 1999.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Digital Biometrics, Inc.:

     We have audited the accompanying consolidated balance sheets of Digital Biometrics, Inc. and subsidiary as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Biometrics, Inc. and subsidiary as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.




                                          KPMG LLP

Minneapolis, Minnesota
November 10, 1999

                     DIGITAL BIOMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1999 AND 1998

                                                                                              1999             1998
                                                                                         ------------     ------------
Current assets:
     Cash and cash equivalents                                                           $  3,175,868     $    840,616
     Accounts receivable, less allowance for doubtful accounts of $128,587 and
         $296,583, respectively                                                             7,415,334        4,352,197
     Inventory (note 2)                                                                     2,972,998        2,848,421
     Prepaid expenses and other costs                                                         195,887          214,559
                                                                                         ------------     ------------
         Total current assets                                                              13,760,087        8,255,793
                                                                                         ------------     ------------

Property and equipment (note 3)                                                             2,744,454        2,410,172
     Less accumulated depreciation and amortization                                        (1,783,030)      (1,355,161)
                                                                                         ------------     ------------
                                                                                              961,424        1,055,011
                                                                                         ------------     ------------

Patents, trademarks, copyrights and licenses, net of accumulated amortization of
     $73,019 and $100,656, respectively (note 1)                                               17,054           35,785
Deferred issuance costs on convertible debentures, net of accumulated amortization of
     $66,222 and $29,648, respectively (note 6)                                                 8,216           71,872
                                                                                         ------------     ------------
                                                                                         $ 14,746,781     $  9,418,461
                                                                                         ============     ============


Current liabilities:
     Accounts payable                                                                    $  1,826,451     $  1,783,086
     Line of credit advances (note 4)                                                              --          111,962
     Deferred revenue                                                                       2,319,828          918,291
     Accrued warranty                                                                         745,104          385,422
     Accrued installation costs                                                             1,107,200          355,800
     Other accrued expenses (note 5)                                                        1,319,403          883,211
     Current installments of capital lease obligations (note 13)                               57,292           34,620
                                                                                         ------------     ------------
         Total current liabilities                                                          7,375,278        4,472,392

Capital lease obligations, less current installments (note 13)                                 93,077          113,117
Convertible debentures (note 6)                                                               148,097          884,840
                                                                                         ------------     ------------
         Total liabilities                                                                  7,616,452        5,470,349
                                                                                         ------------     ------------

Stockholders' equity (notes 6, 7 and 10):
     Preferred stock, undesignated, par value $.01 per share, 5,000,000 shares
         authorized, none issued                                                                   --               --
     Common stock, $.01 par value. Authorized, 40,000,000 shares; issued
         and outstanding 16,017,629 and 13,661,832 shares, respectively                       160,176          136,618
     Additional paid-in capital                                                            47,157,996       44,114,225
     Deferred compensation                                                                    (75,500)         (91,500)
     Accumulated deficit                                                                  (40,112,343)     (40,211,231)
                                                                                         ------------     ------------
         Total stockholders' equity                                                         7,130,329        3,948,112

Commitments (note 13)
                                                                                         ------------     ------------
                                                                                         $ 14,746,781     $  9,418,461
                                                                                         ============     ============



          See accompanying notes to consolidated financial statements.

                     DIGITAL BIOMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


                                                             1999              1998              1997
                                                          ------------     ------------     ------------

Revenues (note 1):
     Identification systems                               $ 18,214,126     $  8,078,333     $  9,712,259
     Maintenance                                             3,726,404        2,625,010        1,707,099
     Systems integration services                              258,720          619,348               --
                                                          ------------     ------------     ------------
         Total                                              22,199,250       11,322,691       11,419,358
                                                          ------------     ------------     ------------

Cost of revenues:
     Identification systems                                 12,034,849        5,973,043        6,614,314
     Maintenance                                             2,776,740        2,195,703        2,196,957
     Systems integration services                              142,767          348,212               --
     Non-recurring charges                                          --               --        1,529,118
                                                          ------------     ------------     ------------
         Total                                              14,954,356        8,516,958       10,340,389
                                                          ------------     ------------     ------------
Gross margin                                                 7,244,894        2,805,733        1,078,969
                                                          ------------     ------------     ------------

Selling, general and administrative expenses:
     Sales and marketing                                     1,946,505        2,037,145        2,057,099
     Engineering and development                             2,224,612        3,192,683        2,718,943
     General and administrative                              2,691,236        1,851,751        2,170,893
     Non-recurring charges                                          --               --          330,319
                                                          ------------     ------------     ------------
         Total expenses                                      6,862,353        7,081,579        7,277,254
                                                          ------------     ------------     ------------

Income (loss) from operations                                  382,541       (4,275,846)      (6,198,285)

Other income (expense):
     Interest income                                            27,577           47,163          230,347
     Interest expense (note 6)                                (299,397)        (594,430)        (300,039)
     Other expense                                             (11,833)         (65,319)          (7,417)
                                                          ------------     ------------     ------------
         Total other expense                                  (283,653)        (612,586)         (77,109)
                                                          ------------     ------------     ------------

         Net income (loss)                                $     98,888     $ (4,888,432)    $ (6,275,394)
                                                          ============     ============     ============

Net income (loss) per common share                        $       0.01     $      (0.38)    $      (0.53)
                                                          ============     ============     ============

Net income (loss) per common share - assuming dilution
                                                          $       0.01     $      (0.38)    $      (0.53)
                                                          ============     ============     ============

Weighted average common shares outstanding                  14,781,936       12,748,140       11,766,220
                                                          ============     ============     ============

Weighted average common shares outstanding - assuming
     dilution                                               15,081,973       12,748,140       11,766,220
                                                          ============     ============     ============



          See accompanying notes to consolidated financial statements.

                     DIGITAL BIOMETRICS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)


                                               Common Stock      Additional   Deferred       Other
                                          ---------------------   Paid-in      Comp-     Comprehensive   Accumulated
                                             Shares     Amount    Capital     ensation   Income (Loss)     Deficit        Total
                                          -----------------------------------------------------------------------------------------
Balance September 30, 1996                10,777,288   $107,773  $39,743,380  $ (213,623)  $(134,753) $(29,047,405)  $10,455,372

Restricted stock awards                       31,072        311       44,689     (18,000)          -             -        27,000
Amortization of deferred compensation              -          -            -      40,500           -             -        40,500
Exercise of stock options                     25,000        250       41,500           -           -             -        41,750
Stock award for retirement plan               41,798        418       88,403           -           -             -        88,821
Debt conversions                           1,485,880     14,858    2,506,341           -           -             -     2,521,199
Forgiveness of notes receivable from sale
    of common stock                                -          -            -     117,623           -             -       117,623
Issuance of warrant as payment for
    services received                              -          -       15,263           -           -             -        15,263
Change in unrealized loss on marketable
    securities                                     -          -            -           -     133,114             -       133,114
Net income (loss)                                  -          -            -           -           -    (6,275,394)   (6,275,394)
                                                                                                                       ---------
Total comprehensive income (loss)                                                                                     (6,142,280)
                                          ------------------------------------------------------------------------------------------
Balance September 30, 1997                12,361,038    123,610   42,439,576     (73,500)     (1,639)  (35,322,799)    7,165,248
Restricted stock awards                       47,304        473       75,466     (75,939)          -             -             -
Amortization of deferred compensation              -          -            -      57,939           -             -        57,939
Exercise of employee stock options             2,000         20        4,480           -           -             -         4,500
Stock award for retirement plan               55,963        560       86,883           -           -             -        87,443
Debt conversions                           1,195,527     11,955      858,262           -           -             -       870,217
Issuance of stock options as payment for
    services received                              -          -       18,108           -           -             -        18,108
Issuance of warrants in connection with
    convertible debentures                         -          -      131,450           -           -             -       131,450
Intrinsic value of beneficial conversion
    feature of convertible debentures              -          -      500,000           -           -             -       500,000
Change in unrealized loss on marketable
    securities                                     -          -            -           -       1,639             -         1,639
Net income (loss)                                  -          -            -           -           -    (4,888,432)   (4,888,432)
                                                                                                                     ------------
Total comprehensive income (loss)                                                                                     (4,886,793)
                                          ------------------------------------------------------------------------------------------
Balance September 30, 1998                13,661,832    136,618   44,114,225     (91,500)          -   (40,211,231)    3,948,112
Restricted stock awards (note 10)             43,200        432       53,568     (54,000)          -             -             -
Amortization of deferred compensation              -          -            -      70,000           -             -        70,000
Exercise of stock options and warrants       405,830      4,058      597,166           -           -             -       601,224
Stock award for retirement plan (note 9)      87,897        879      119,979           -           -             -       120,858
Debt conversions (note 6)                  1,123,874     11,239    1,219,743           -           -             -     1,230,982
Private placements (note 7)                  694,996      6,950      880,581           -           -             -       887,531
Issuance of stock options and warrants as
    payment for services received (note            -          -       35,134           -           -             -        35,134
    10)
Issuance of warrants in connection with
    convertible debentures (note 6)                -          -       12,600           -           -             -        12,600
Intrinsic value of beneficial conversion
    feature of convertible debentures              -          -      125,000           -           -             -       125,000
    (note 6)
Net income                                         -          -            -           -           -        98,888        98,888
                                                                                                                     ------------
Total comprehensive income                                                                                                98,888
                                          -----------------------------------------------------------------------------------------
Balance September 30, 1999                16,017,629   $160,176  $47,157,996   $ (75,500)    $     -  $(40,112,343)  $ 7,130,329
                                          =========================================================================================

          See accompanying notes to consolidated financial statements.

                     DIGITAL BIOMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                        1999            1998            1997
                                                                    -----------     -----------     -----------
Cash flows from operating activities:
       Net income (loss)                                            $    98,888     $(4,888,432)    $(6,275,394)
       Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities:
                  Provision for doubtful accounts receivable           (157,088)         99,901         (98,660)
                  Deferred compensation amortization and other          105,134          76,047         207,997
                  Depreciation and amortization                         574,473         520,552         585,622
                  Write-off of intangible assets                         14,694          76,901          20,048
                  Loss on sale of marketable securities                      --           1,315          64,624
                  Loss on disposal and write-off of fixed assets
                      and tooling                                        11,833          51,618         227,769
                  Interest expense amortization for the
                      intrinsic value of the beneficial
                      conversion feature of convertible                 125,000         500,000              --
                      debentures
                  Interest expense on debentures converted into
                      common stock                                       75,737          25,469         227,539
         Changes in operating assets and liabilities:
                  Accounts receivable                                (2,906,049)        709,258         614,153
                  Inventory                                            (124,577)       (553,828)      1,339,066
                  Prepaid expenses and other expenses                    18,672         (50,965)         (5,119)
                  Accounts payable                                       43,365         331,307         348,605
                  Deferred revenue                                    1,401,537         240,366          28,747
                  Accrued expenses                                    1,668,132         253,089          63,462
                                                                    -----------     -----------     -----------
         Net cash (used in) provided by operating activities            949,751      (2,607,402)     (2,651,541)
                                                                    -----------     -----------     -----------

Cash flows from investing activities:
         Purchase of property and equipment                            (371,992)       (493,497)       (242,613)
         Proceeds from disposal of property and equipment                 5,878           1,311              --
         Patents, trademarks, copyrights and licenses                    (8,256)        (24,375)        (70,516)
         Sales of marketable securities before maturity                      --         155,132       5,602,327
                                                                    -----------     -----------     -----------

         Net cash (used in) provided by investing activities           (374,370)       (361,429)      5,289,198
                                                                    -----------     -----------     -----------

Cash flows from financing activities:
         Net line of credit (payments) advances                        (111,962)        111,962      (1,255,000)
         Principal payments on capital lease obligations                (67,033)         (7,212)             --
         Exercise of warrants and options                               601,224           4,500          41,750
         Common stock issued in private placements                      887,531              --              --
         Issuance of convertible debentures                             450,111       1,808,800              --
                                                                    -----------     -----------     -----------
         Net cash (used in) provided by financing activities          1,759,871       1,918,050      (1,213,250)
                                                                    -----------     -----------     -----------

Increase (decrease) in cash and cash equivalents                      2,335,252      (1,050,781)      1,424,407

Cash and cash equivalents at beginning of year                          840,616       1,891,397         466,990
                                                                    -----------     -----------     -----------

Cash and cash equivalents at end of year                            $ 3,175,868     $   840,616     $ 1,891,397
                                                                    ===========     ===========     ===========

Supplemental disclosure of cash flow information:
         Cash paid during the year for interest                     $    65,628     $    11,147     $   222,132
                                                                    ===========     ===========     ===========


          See accompanying notes to consolidated financial statements.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Digital Biometrics, Inc., (the "Company," "Digital Biometrics" or "DBI") is a leading provider of identification information systems that employ "biometric" technology, which is the science of identifying individuals by measuring distinguishing biological characteristics. DBI's biometric identification and information technology services enable law enforcement and other government agencies to identify suspects and manage information on individuals, and help commercial employers and government agencies to conduct background checks on applicants for employment or permits. DBI's offerings include computer-based fingerprinting and photographic systems, software tools, multi-media data storage and communications servers, and the systems integration and software development services required to implement identification management systems.

     Under new management during the past two years, Digital Biometrics has evolved from a single-product, live-scan hardware supplier to an identification management systems company. DBI continues to expand its product line and information technology services to further penetrate the law enforcement market, while introducing new products and services for the emerging applicant-processing and security markets among commercial and government customers. DBI's systems are used wherever background identification checks and licensing are needed. Typical customers include: U.S. government agencies, such as the Immigration and Naturalization Service (INS) and U.S. Postal Service; local and state police; the military; school districts; financial institutions; utilities; and casinos.

     The Company's main products are special-purpose, computer-based systems for "live-scan" fingerprint capture. These live-scan systems employ patented, high-resolution optics and specialized hardware and software, combined with industry-standard computer hardware and software, to create highly optimized, special-purpose systems which capture, digitize, print and transmit forensic-grade fingerprint and photographic images.

     Also, the Company is engaged in a joint venture with Lakes Gaming, Inc. (formerly known as Grand Casinos, Inc.), TRAK 21 Development, LLC, to develop, test and market an automated wagering tracking system based on technology developed by the Company. This system is intended to track the betting activity of casino patrons playing blackjack.

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of Digital Biometrics, Inc. and its wholly owned subsidiary Integral Partners, Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

STATEMENTS OF CASH FLOWS

Cash and cash equivalents:

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.

Supplemental disclosure of non-cash investing and financing activities:

     On October 1, 1998, the Company issued a warrant in payment for services rendered in securing employment of an employee of its wholly owned subsidiary, Integral Partners, Inc. The warrant entitles the holder to purchase 15,000 shares of the Company's common stock exercisable at the price of $2.60 per share. The warrant was valued at $20,000.

     On December 31, 1998 and March 16, 1999, the Company issued an aggregate of 87,897 shares of common stock to satisfy the Company's fiscal 1999 discretionary matching to employees electing participation in the Company's 401(k) retirement plan.

     On December 31, 1997 the Company issued 55,963 shares of common stock to satisfy the Company's fiscal 1998 discretionary match. These issuances increased common stock and additional paid-in capital by $120,858 and $87,443 for fiscal 1999 and 1998, respectively, and reduced accrued compensation by the same amount.

     Effective with their election at the annual stockholders' meeting held on March 16, 1999, the Company granted 43,200 shares of restricted common stock to its non-employee directors. The grant resulted in $54,000 in additional common stock issued and an equal amount of deferred compensation expense that is being amortized on a straight-line basis over the three-year vesting period.

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     For the fiscal year ended September 30, 1999, the Company issued 1,123,874 shares of common stock for the conversion of principal aggregating $1,250,000 of the 1997 Debentures plus $75,737 of accrued interest.

     For the fiscal year ended September 30, 1998, the Company issued 1,195,527 shares of common stock for the conversion of principal aggregating $1,100,000 of the 1997 Debentures plus $25,469 of accrued interest.

     During the fiscal year ended September 30, 1999, the Company acquired property and equipment in the amount of $69,664 in exchange for capital leases.

     During the fiscal year ended September 30, 1998, the Company acquired property and equipment in the amount of $154,949 in exchange for capital leases.

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     Approximately 94% and 71%, respectively, of customer accounts receivable at September 30, 1999 and 1998, were from government agencies, of which 53% were from two customers at September 30, 1999 and 42% were from a single customer at September 30, 1998. For the years ended September 30, 1999, 1998 and 1997, sales to two customers in 1999 accounted for 24% and 19%, sales to two customers in 1998 accounted for 16% and 12%, and sales to three customers in 1997 accounted for 17%, 14% and 12%, respectively, of annual sales. Export revenues were 2%, 9% and 5% of total revenues, for the years ended September 30, 1999, 1998 and 1997, respectively.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

     Costs associated with patents, trademarks and copyrights are capitalized and amortized over 60 months or the remaining life of the patent, trademark or copyright, whichever is shorter. The cost of software licenses related to purchased software are capitalized and amortized over 36 months or the life of the license, whichever is shorter. Accumulated amortization at September 30, 1999 and 1998 was $73,019 and $100,656, respectively. The Company charged $14,694 and $76,901 of unamortized patents during fiscal 1999 and 1998, respectively, for patents which were abandoned. Management periodically assesses the amortization period and recoverability of the carrying amount of intangible assets based upon an estimation of their value and future benefits of the recorded asset. Management has concluded that the carrying amount of the intangible assets is realizable.

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

REVENUE RECOGNITION

     Revenues from product sales are recognized upon shipment, installation, or acceptance, based on the particular product and contract terms. Revenues for professional and systems integration services are recognized using the percentage of completion method, completed contract method or on a time-and-materials basis. Revenues from maintenance and repair contracts are recognized over the period of the agreement. Services revenues are recognized when the related services are performed.

WARRANTY COSTS

     Estimated product warranty costs are accrued at date of shipment.

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expenses were $17,000, $0 and $2,000 for fiscal 1999, 1998 and 1997, respectively.

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ENGINEERING AND DEVELOPMENT ARRANGEMENTS

     Engineering and development costs are expensed as incurred. Engineering and development expenses for fiscal 1999 are net of approximately $384,000 of costs related to a federally funded demonstration project grant.

INCOME (LOSS) PER SHARE

     Basic income (loss) per share excludes dilution and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes assumed conversion shares consisting of dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities.

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

STOCK-BASED COMPENSATION

     The Company has adopted the intrinsic-value method for determining the amount of compensation to be recorded for employee stock grants and the fair value method for determining the amount of compensation to be recorded for non-employee grants. Pro forma disclosures of net income (loss) and earnings
(loss) per share are presented as if the fair value based method had been applied in measuring compensation cost for employee stock grants (note 10).

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

COMPREHENSIVE INCOME

     During fiscal 1999, the Company implemented SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying the components of comprehensive income. The impact to the financial statements is limited primarily to the disclosure format of unrealized holding gains and losses on available-for-sale securities.

SEGMENTS OF AN ENTERPRISE

     During fiscal 1999, the Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes a new standard for the way public business enterprises report information about operating segments. The Company operates in one business segment: the identification information systems segment.

NEW ACCOUNTING PRONOUNCEMENTS

     During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," changed the effective date to fiscal years beginning after June 15, 2000. The Company will be required to adopt the new standard beginning with the first quarter of fiscal 2001. The impact of adoption on the Company's financial statements has not yet been determined.

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company will be required to adopt the new standard beginning with the first quarter of fiscal 2001. The impact of adoption on the Company's financial statements has not yet been determined.

(2) INVENTORY

     Inventory is valued at standard cost, which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                                                  September 30,
                                                               1999          1998
                                                            ----------    ----------
                           Components and subassemblies     $2,307,600    $2,189,389
                           Work in process                     434,714       356,556
                           Finished goods                      230,684       302,476
                                                            ----------    ----------
                                                            $2,972,998    $2,848,421
                                                            ==========    ==========

(3) PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives, generally three to five years. Leasehold improvements are amortized over the estimated useful life of the asset or lease term, whichever is shorter. Property and equipment consists of the following:

                                                                       September 30,
                                                                     1999          1998
                                                                  ----------    ----------
                           Leasehold improvements                 $  265,011    $  245,194
                           Office furniture and equipment            985,854       989,342
                           Manufacturing equipment and tooling       457,211       434,345
                           Customer service equipment                379,156       148,755
                           Engineering equipment                     657,222       592,536
                                                                  ----------    ----------
                                                                  $2,744,454    $2,410,172
                                                                  ==========    ==========

(4) LINE OF CREDIT

     The Company has an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with SPECTRUM Commercial Services. All assets of the Company secure borrowings under this line of credit. The interest rate charged on the line is 4% above the prime rate. There were no borrowings under the line at September 30, 1999. The line expires on September 30, 2000.

(5) OTHER ACCRUED EXPENSES

     Other accrued expenses consists of:

                                                          September 30,
                                                        1999         1998
                                                     ----------    --------
                           Accrued salaries          $  773,106    $370,326
                           Accrued vacation             195,757     154,424
                           Other accrued expenses       350,540     358,461
                                                     ----------    --------
                                                     $1,319,403    $883,211
                                                     ==========    ========

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) CONVERTIBLE DEBENTURES

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

1997 Convertible Debentures

     On December 1, 1997 the Company entered into a convertible subordinated debenture purchase agreement ("Purchase Agreement") with a private investor, providing for the Company's issuance and sale of up to an aggregate of $2,500,000 of 8% Convertible Subordinated Debentures (the "1997 Debentures") in tranches of $500,000 each. The first four tranches were funded during fiscal 1998. The fifth tranche was funded in November 1998. The debentures sold were convertible in whole or in part at the option of the holder, with accrued interest, into shares of the Company's common stock, in each case at a conversion price equal to the lesser of (a) 80% of the average closing bid price on the five consecutive trading days preceding the conversion date, or (b) (i) $1.96 (for the first tranche), (ii) $1.36 (for the second tranche), (iii) $2.23 (for the third tranche), (iv) $1.49 (for the fourth tranche), and (v) $1.35 (for the fifth tranche). The Company had the right, exercisable at any time upon two trading days notice to the purchaser of the debentures given at any time the Company receives a conversion notice and the conversion price in effect in connection with such conversion notice is less than $1.25, to repay all or any portion of the outstanding principal amount of the debentures which have been tendered for conversion, at a price equal to the sum of 120% of the aggregate principal amount of debentures to be repaid. In connection with the Purchase Agreement, the Company has issued to the purchaser of the debentures warrants to purchase 75,000 shares of common stock at $2.50 per share.

     Also in connection with the transaction, the Company paid $40,000 of commission for each tranche to an investment-banking firm plus applicable legal fees, and issued a warrant to purchase 125,000 shares of common stock at an exercise price of $2.00 per share. The estimated value of this warrant is $87,500, which has been accounted for as debt issuance costs, amortized to interest expense over the term of the debentures issued with the first tranche. The intrinsic value of the beneficial conversion feature of each tranche was $125,000 and has been allocated to additional paid-in capital and a non-cash interest expense charge to earnings over the vesting period of the conversion feature, which is the earlier of the effective date of the underlying securities registration statement 90 days after the original issuance date of the debentures. Net proceeds to the Company were used for working capital, business development and other general corporate purposes.

     During fiscal 1999, the Company issued 1,123,874 shares of common stock for the conversion of principal aggregating $1,250,000 of the 1997 Convertible Debentures plus $75,737 of accrued interest at an average conversion price of $1.18 per share. The intrinsic value of the beneficial conversion feature aggregated $125,000 for fiscal 1999 and has been recorded as additional paid-in capital and interest expense.

     During fiscal 1998, the Company issued 1,195,527 shares of common stock for the conversion of principal aggregating $1,100,000 of the 1997 Debentures plus $25,469 of accrued interest at an average conversion price of $0.94 per share. The intrinsic value of the beneficial conversion feature aggregated $500,000 for fiscal 1998 and has been recorded as additional paid-in capital and interest expense.

     The principal amount of the 1997 Debentures outstanding at September 30, 1999 aggregated $150,000. During October 1999, the Company issued 116,369 shares of common stock for the conversion of the remaining principal aggregating $150,000 of the 1997 Convertible Debentures plus $12,252 of accrued interest at an average conversion price of $1.39 per share.

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) PRIVATE PLACEMENTS

     On January 8, 1999 the Company closed on a private placement offering of common stock and warrants. A total of 422,219 shares were sold to accredited investors at a price of $1.6579 each with total net proceeds to the Company of approximately $600,000. Warrants to purchase up to an aggregate of 422,219 shares at an exercise price of $1.6579 per share were granted to the purchasers for no additional consideration. The Company issued an additional warrant to purchase up to 42,222 shares of common stock at an exercise price of $1.6728 per share to an investment-banking firm as partial compensation for services rendered in the private placement.

     On March 31, 1999 the Company closed on a private placement offering of common stock and warrants. A total of 272,777 shares were sold to accredited investors at a price of $1.3138 each with total net proceeds to the Company of approximately $300,000. Warrants to purchase up to an aggregate of 272,777 shares at an exercise price of $1.3138 per share were granted to the purchasers for no additional consideration. The Company issued an additional warrant to purchase up to 27,278 shares of common stock at an exercise price of $1.3269 per share to an investment-banking firm as partial compensation for services rendered in the private placement.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments are recorded in its balance sheet. The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit advances and convertible debentures approximate fair value due to the immediate or short-term maturity of these financial instruments.

(9) RETIREMENT PLAN

     Effective January 1, 1992, the Company adopted a profit sharing and savings plan (the "Retirement Plan") classified as a defined contribution plan and qualifying under Section 401(k) of the Internal Revenue Code. The Retirement Plan allows employees to defer a portion of their annual compensation through pre-tax contributions to the Retirement Plan. At the discretion of the Board of Directors, the Company may make matching contributions up to an amount equal to 50% of the contributions made by each employee, subject to a maximum contribution for each employee of 5% of compensation. The Board may also make other discretionary contributions to the Retirement Plan. Matching contributions at September 30, 1999 and 1998 resulted in accrued compensation expense of $126,938 and $105,142, respectively. Matching contributions have been paid through the issuance of Company common stock. For the years ended September 30, 1999, 1998 and 1997, the Company incurred $137,945, $104,264 and $95,958 respectively, of expense related to this plan.

(10) STOCKHOLDERS' EQUITY

CAPITAL STOCK

     On December 31, 1998 and March 16, 1999, the Company issued an aggregate of 87,897 shares of common stock to satisfy the Company's fiscal 1999 discretionary matching for employees electing to participate in the Company's 401(k) retirement plan. On December 31, 1997 the Company issued 55,963 shares of common stock to satisfy the Company's fiscal 1998 discretionary match. These issuances increased common stock and additional paid-in capital by $120,858 and $87,443 for fiscal 1999 and 1998, respectively, and reduced accrued compensation by the same amount.

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

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10) STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS

     In order to attract and retain employees and directors, while preserving cash resources, the Company has, since its inception, utilized stock option awards issued through various stock option plans and employment arrangements. As of September 30, 1999, options to purchase 1,842,935 shares of common stock were issued and outstanding to employees and directors and options to purchase 70,000 shares were issued and outstanding to certain contractors. Of these grants, 840,652 shares were exercisable at September 30, 1999.

     Effective with their re-election to the Company's Board of Directors on March 16, 1999, stock options were granted to each of the Company's outside directors for the purchase of an aggregate of 45,000 shares of common stock. These options are exercisable at $1.25 per share, the fair market value at date of grant, and expire on March 16, 2004.

     During fiscal 1999, the Company granted stock options to certain of its employees for the purchase of an aggregate of 290,500 shares of common stock. These options are exercisable at prices from $1.094 to $2.938 per share and expire between 2005 and 2009.

     During fiscal 1999, the Company granted a stock option to a contractor for the purchase of 25,000 shares of common stock. The option is exercisable at a price of $1.875 per share and expires in 2006. The option is valued at $19,016 and is amortized over the two-year vesting period. The grant resulted in a $3,839 charge to sales and marketing expense during fiscal 1999.

     Details of the status of stock options as of September 30, 1999 are shown in the table below:

                                                         Shares                                   Weighted-
                                                          Under                                    Average
                                                         Option            Price Range          Exercise Price
                                                     ----------------    -----------------    -------------------
           Unexercised options outstanding -
                September 30, 1996                         882,600       $1.67 - 14.75              $9.38

           Options granted                               1,001,700       $1.56 -  3.13              $2.19
           Options exercised                               (25,000)      $1.67                      $1.67
           Options forfeited                              (676,800)      $2.56 - 14.75              $9.80
---------------------------------------------------- ---------------- -- ----------------- -- -------------------
           Unexercised options outstanding -
                September 30, 1997                       1,182,500       $1.56 - 14.75              $3.21

           Options granted                               1,085,000       $1.09 -  2.56              $1.80
           Options exercised                                (2,000)      $2.25                      $2.25
           Options forfeited                              (217,300)      $1.31 - 14.75              $7.06
---------------------------------------------------- ---------------- -- ----------------- -- -------------------
           Unexercised options outstanding -
                September 30, 1998                       2,048,200       $1.09 - 13.63              $2.06

           Options granted                                 360,500       $1.09 -  2.94              $1.76
           Options exercised                              (140,665)      $1.31 -  2.06              $1.80
           Options forfeited                              (355,100)      $13.63 - 1.09              $2.02
---------------------------------------------------- ---------------- -- ----------------- -- -------------------
           Unexercised options outstanding -
                September 30, 1999                       1,912,935       $1.09 -  9.50              $2.04
                                                     ================

     At September 30, 1999, the weighted average exercise price and weighted average remaining contractual life of outstanding options was $2.04 and 7.51 years, respectively.

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10) STOCKHOLDERS' EQUITY (CONTINUED)

     The following table summarizes information with respect to options outstanding and exercisable as of September 30, 1999:

                                          Options Outstanding                               Options Exercisable
                             -----------------------------------------------    --------------------------------------------
                                               Weighted                                          Weighted
                                                Average         Weighted                          Average        Weighted
        Range of Exercise                      Remaining        Average                          Remaining        Average
              Prices           Number of      Contractual    Exercise Price      Number of      Contractual      Exercise
                                Shares       Life (years)                          Shares      Life (years)        Price
       --------------------- -------------- ---------------- ---------------    ------------- ---------------- --------------
       $1.00 - $1.99             1,111,334       7.61              $ 1.74            345,751       7.31             $ 1.79
       $2.00 - $2.99               745,101       7.49                2.26            438,401       7.25               2.20
       $3.00 - $3.99                40,000       7.09                3.13             40,000       7.09               3.13
       Over $4.00                   16,500       2.62                9.31             16,500       2.62               9.31
                             -------------- ---------------- ---------------    ------------- ---------------- --------------
                                 1,912,935       7.51              $ 2.04            840,652       7.18             $ 2.22
                             ============== ================ ===============    ============= ================ ==============

     The Company applies APB Opinion No. 25 in accounting for options granted to employees and directors under its stock option plans and, accordingly, no compensation cost has been recognized for its stock options granted to its employees or directors in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have changed to the pro forma amounts indicated below:

                                                                           1999               1998
                                                                     ------------------ ------------------
                            Net income (loss) - as reported                $   98,888        $(4,888,432)
                            Net loss - pro forma                           $ (558,363)       $(5,633,305)
                            Income (loss) per share - as reported          $     0.01        $     (0.38)
                            Loss per share - pro forma                     $    (0.04)       $     (0.44)

     Principal assumptions used in applying the option valuation model were as follows:

                                                                           1999               1998
                                                                     ------------------ ------------------
                             Risk-free interest rate                        5.20%              4.50%
                             Expected life, in years                        5-10               5-10
                             Expected volatility                             138%                83%
                             Expected dividend yield                           0%                 0%

RESTRICTED STOCK

     Effective October 1, 1992, the Board of Directors adopted the 1992 Restricted Stock Plan pursuant to which awards of restricted stock may be made to employees and non-employee directors of the Company. The 1992 Restricted Stock Plan serves as a means of providing annual bonus amounts to executive employees and as the means of compensation of non-executive directors effective with each director's election at the annual meeting of stockholders. The last time restricted stock was awarded to an employee of the Company was on October 1, 1993. Restricted stock awards typically vest over a three-year period. The Company awarded 43,200, 47,304 and 25,413 shares, respectively, of common stock with a fair market value of $54,000, $75,939 and $54,000, respectively, for the years ended September 30, 1999, 1998 and 1997 to its non-employee directors.

WARRANTS

     The Company has warrants outstanding at September 30, 1999, for the purchase of 1,105,224 shares of its common stock. All the warrants are exercisable and expire at various times through March 29, 2004. The exercise prices per share range from $1.31 to $8.40.

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) INCOME TAXES

     There is no provision for income taxes since a valuation allowance has been established equal to the corresponding net deferred tax asset. At September 30, 1999, the Company has carryforwards of net operating losses and research and development tax credits of approximately $34,600,000 and $1,055,000, respectively. These carryforwards expire in various amounts from 2000 through 2018.

     Due to uncertainty of the realization of deferred tax assets, the Company has established a valuation allowance equal to net deferred tax assets. The change in the valuation allowance for the years ended September 30, 1999 and 1998, is as follows:

                                                               1999           1998
                                                            -----------    -----------

                           Balance at beginning of year     $15,939,000    $13,851,000
                           Change in valuation allowance          3,000      2,088,000
                                                            -----------    -----------
                                                            $15,942,000    $15,939,000
                                                            ===========    ===========

     The current and long-term deferred income tax asset and liability amounts as of September 30, 1999 and 1998, were composed of the following:

                                                                                    1999             1998
                                                                                -------------    ------------

         Current and long-term deferred income tax asset resulting from future deductible temporary differences are:
                           Accounts receivable allowance                        $     52,000     $    119,000
                           Inventory capitalization                                   36,000           35,000
                           Accrued salary and vacation                               388,000          210,000
                           Other accrued expenses                                    571,000          380,000
                           Research and development tax credit carryforwards       1,055,000        1,035,000
                           Net operating loss carryforwards                       13,840,000       14,160,000
                                                                                ------------     ------------
                                                                                  15,942,000       15,939,000
                                                                                 (15,942,000)     (15,939,000)
                                                                                ------------     ------------
                                                                                $          0     $          0
                                                                                ============     ============

     The aforementioned carryforwards are subject to the limitation provisions of Internal Revenue Code sections 382 and 383. These sections provide limitations on the availability of net operating losses and credits to offset current taxable income and related income taxes when an ownership change has occurred. The Company's initial public offering in December 1990 resulted in an ownership change pursuant to these provisions and, accordingly, the use of the above carryforwards is subject to an annual limitation. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the long-term federal tax exempt rate. A total of $2,900,000 of the net operating loss carryforwards at September 30, 1999 is subject to the annual net operating loss limitation, estimated at $350,000. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $31,700,000, which were incurred subsequent to the change of ownership, are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards. Approximately $2,300,000 of the $34,600,000 net operating loss carryforwards relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $920,000 credited to additional paid-in capital.

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) NET INCOME (LOSS) PER COMMON SHARE

     The per share computations are based on the weighted average number of common shares outstanding during the periods.

                                                                              YEARS ENDED SEPTEMBER 30,
                                                                   --------------------------------------------
                                                                       1999           1998             1997
                                                                   -----------    ------------     ------------

          Shares outstanding at beginning of year                   13,661,832      12,361,038       10,777,288
          Shares awarded for retirement plan                            87,897          55,963           41,798
          Restricted stock awards, net                                  43,200          47,304           31,072
          Exercise of stock options and warrants                       405,830           2,000           25,000
          Shares issued upon conversion of debentures                1,123,874       1,195,527        1,485,880
          Shares issued for private placements                         694,996              --               --
                                                                   -----------    ------------     ------------
          Shares outstanding at end of year                         16,017,629      13,661,832       12,361,038
                                                                   ===========    ============     ============

          Weighted average common shares outstanding                14,781,936      12,748,140       11,766,220
                                                                   ===========    ============     ============

          Weighted average common shares outstanding - assuming
                 dilution                                           15,081,973      12,748,140       11,766,220
                                                                   ===========    ============     ============

          Net income (loss)                                        $    98,888    $ (4,888,432)    $ (6,275,394)
                                                                   ===========    ============     ============

          Income (loss) per common share                           $      0.01    $      (0.38)    $      (0.53)
                                                                   ===========    ============     ============

          Income (loss) per common share - assuming dilution       $      0.01    $      (0.38)    $      (0.53)
                                                                   ===========    ============     ============


     The following is a summary of those securities outstanding at September 30 for the respective periods which have been excluded from the calculations because the effect on net income (loss) per common share would not have been dilutive for the entire year:

                                                                        1999             1998             1997
                                                                   ---------------  ---------------  ---------------

           Options                                                      102,500        2,048,200        1,182,500
           Warrants                                                     112,893          575,893          140,893
           Convertible debentures (assuming conversion on
                 September 30)                                          115,710          858,524                -

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(13) LEASE COMMITMENTS

     Property and equipment at September 30, 1999 includes the following amounts for obligations under capital leases:

                            Cost                                                       $216,479
                            Less accumulated depreciation                               (64,868)
                                                                                  --------------
                                                                                       $151,611
                                                                                  ==============

                            Future minimum payments on capital leases:
                                      2000                                              $77,637
                                      2001                                               64,342
                                      2002                                               16,146
                                      2003                                                8,654
                                                                                  --------------
                                      Total minimum lease payments                      166,779
                            Less amount representing interest                            16,410
                                                                                  --------------
                            Present value of net minimum lease payments                 150,369
                            Current installments                                         57,292
                                                                                  --------------
                                                                                       $ 93,077
                                                                                  ==============

     The Company leases its primary office and production facility in Minnetonka, Minnesota, under an operating lease that expires in April 2001. Annual base rent under the lease agreement is approximately $280,800 and the Company is obligated to pay a pro rata share for property taxes, maintenance and other operating expenses.

     The Company leases a facility in Maple Grove, Minnesota under an operating lease that expires in June 2003. Annual base rent under the lease agreement is approximately $77,200 and the Company is obligated to pay a pro rata share for property taxes, maintenance and other operating expenses.

     The Company leases a sales and service office in Ontario, California, under an operating lease that expires in May 2002. Annual base rent under the lease agreement is approximately $57,100.

     Rent expense for operating leases for 1999, 1998 and 1997 was $472,500, $404,700 and $396,800, respectively. Future minimum payments on operating leases for the years ending September 30, 2000, 2001, 2002, 2003 and 2004 are $630,500,
$442,800, $130,600, $71,100 and $0, respectively.

(14) LITIGATION

     There are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.

(15) JOINT VENTURE WITH LAKES GAMING, INC.

     On March 16, 1998, the Company entered into an agreement with Lakes Gaming, Inc., formerly Grand Casinos, Inc., forming a joint venture company named TRAK 21 Development, LLC, to productize, test and market the TRAK-21 blackjack table wagering data capture and player tracking system. Deployment of test systems based on TRAK-21 technology was initiated in fiscal 1999. The Company's initial membership interest in the joint venture is 51%. The Company has adopted the equity method of accounting for the investment. The Company has no additional responsibility to fund the LLC. No loss from the joint venture was recorded on the Company's Consolidated Statements of Operations for the year ended September 30, 1999 since the Company did no additional funding to the LLC during the fiscal year. For the year ended September 30, 1998, the Company's loss from the joint venture was limited to the historical carrying amount of its investment of $13,700 and was recorded as "other expense" in the fiscal 1998 Consolidated Statements of Operations.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.    Consolidated Financial Statements

                    Independent Auditors' Report
                    Consolidated Balance Sheets: September 30, 1999 and 1998 Consolidated Statements of Operations: Years ended September
                      30, 1999, 1998 and 1997
                    Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss): Years ended September 30, 1999,
                      1998 and 1997
                    Consolidated Statements of Cash Flows: Years ended September
                      30, 1999, 1998 and 1997
                    Notes to Consolidated Financial Statements

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

         4.2 8% Convertible Subordinated Debenture Due December 1, 2000 dated December 1, 1997, between the Company and KA Investments LDC (incorporated by reference to Exhibit 4.2 to the 1997 10-K) and schedule of substantially identical documents executed by the Company (incorporated by reference to Exhibit 4.2 to the Registrant's Report on Form 10-K (the "1998 10-K")) and not filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

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

         4.5 Warrant dated December 1, 1997 between the Company and KA Investments LDC for the purchase of 15,000 shares of the Company's common stock (incorporated by reference to Exhibit 10.2 to the 1997 10-K) and schedule of substantially identical documents executed by the Company (incorporated by reference to Exhibit 4.5 to the 1998 10-K) and not filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

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

        10.4 General Credit and Security Agreement dated September 29, 1998 between the Company and Spectrum Commercial Services (incorporated by reference to Exhibit 10.4 to the 1998 10-K).

        10.5 First Amended Revolving Note dated October 15, 1998 of the Company payable to Spectrum Commercial Services, amending and restating Revolving Note dated as of September 29, 1998 (incorporated by reference to Exhibit 10.5 to the 1998 10-K).

        10.6 Lease for Company premises dated November 7, 1989 (incorporated by reference from the Company's Registration Statement on Form S-18, effective December 6, 1990, File No. 33-36939C).

        10.7 Amendment to Lease for Company Premises dated March 11, 1996 (incorporated by reference to Exhibit 10.14 to the 1997 10-K).

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

        21.1   Subsidiaries of the Registrant.

        23.1   Consent of KPMG LLP.

        27.1   Financial Data Schedule.

(b)      REPORTS ON FORM 8-K.

                  The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the three-month period ended September 30, 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MINNETONKA, MINNESOTA, ON THIS 28TH DAY OF DECEMBER 1999.

DIGITAL BIOMETRICS, INC.
------------------------
       (REGISTRANT)                      /s/ James C. Granger
                                         ------------------------
                                           James C. Granger
                                  Chairman of the Board of Directors,
                                 President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED.

SIGNATURE                        TITLE
---------                        -----



/s/ James C. Granger                                                                             December 28, 1999
------------------------------                                                                   -----------------
James C. Granger                 Chairman of the Board of Directors,                             Date
                                 President and Chief Executive Officer
                                 (principal executive officer)


/s/ John J. Metil                                                                                December 28, 1999
------------------------------                                                                   -----------------
John J. Metil                    Executive Vice President                                        Date
                                 Chief Operating Officer
                                 Chief Financial Officer and Director
                                 (principal financial officer)


/s/ George Latimer                                                                               December 28, 1999
------------------------------                                                                   -----------------
George Latimer                   Director                                                        Date


/s/ C. McKenzie Lewis III                                                                        December 28, 1999
------------------------------                                                                   -----------------
C. McKenzie Lewis III            Director                                                        Date


/s/ John E. Haugo                                                                                December 28, 1999
------------------------------                                                                   -----------------
John E. Haugo                    Director                                                        Date


/s/ John E. Lawler                                                                               December 28, 1999
------------------------------                                                                   -----------------
John E. Lawler                   Director                                                        Date

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
Digital Biometrics, Inc.:

     Under date of November 10, 1999 we reported on the consolidated balance sheets of Digital Biometrics, Inc. and subsidiary, as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 1999, as contained in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                                      KPMG LLP

Minneapolis, Minnesota
November 10, 1999

                                                                  SCHEDULE II
                            DIGITAL BIOMETRICS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                     Additions
                                                       --------------------------------------
                                       Balance at          Charged to          Charged to                          Balance at
                                      Beginning of          Costs and            Other                               End of
           Description                    Year              Expenses            Accounts        Deductions            Year
----------------------------------- ------------------ -------------------- ----------------- ---------------- -------------------

Allowance for Doubtful Accounts

          1997                             $  692,534        $        -               $    -     $  251,258 (a)        $  441,276

          1998                                441,276            99,901                    -        244,594 (b)           296,583

          1999                                296,583                 -                    -        167,996 (c)           128,587

Inventory Reserve

          1997                              1,037,451         1,015,804 (d)                -      1,752,147               301,108

          1998                                301,108           230,044                    -        101,359               429,793

          1999                                429,793           245,904                    -        313,536               362,161

Warranty Reserve

          1997                                128,500         1,146,413 (e)                -        690,237               584,676

          1998                                584,676           529,629                    -        728,883               385,422

          1999                                385,422         1,158,233                    -        798,551               745,104

Accrued Installation Costs

          1997                                144,378           609,608                    -        656,236                97,750

          1998                                 97,750           971,348                    -        713,298               355,800

          1999                                355,800         1,768,942                    -      1,017,542             1,107,200

(a) Includes $152,598 for write-off of bad debts and $98,660 of adjustments to bad debt funding.

(b)      Write-off of bad debts.

(c) Includes $10,908 for write-off of bad debts and $157,088 of adjustments to reserves for specific accounts.

(d) Includes a third quarter charge of $928,000 related to technical obsolescence of inventory.

(e) Includes a third quarter charge of $524,000 for warranty items mainly associated with the introduction and rollout of the 1133S TENPRINTER product.