Form 10-Q
period 1999-12-31
DIGITAL BIOMETRICS INC
filed 2000-02-14
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 31, 1999
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              --------------------------------------------------

Commission File Number:                        0-18856
                      ----------------------------------------------------------


                            DIGITAL BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                   41-1545069
             --------                                   ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

5600 Rowland Road, Minnetonka, Minnesota                   55343
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

    Common Stock, $.01 par value      January 31, 2000 - 16,341,607 shares
    ----------------------------      ------------------------------------
               (Class)                            (Outstanding)

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1999
                                      INDEX


PART I - FINANCIAL INFORMATION:
                                                                            PAGE
     ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)
                         CONSOLIDATED BALANCE SHEETS                          4
                         CONSOLIDATED STATEMENTS OF OPERATIONS                5
                         CONSOLIDATED STATEMENTS OF CASH FLOWS                6
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           7

     ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS             12

     ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK                                         18


PART II - OTHER INFORMATION:

     ITEM 1.       LEGAL PROCEEDINGS                                         19

     ITEM 2.       CHANGES IN SECURITIES                                     19

     ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                           19

     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS                                          19

     ITEM 5.       OTHER INFORMATION                                         19

     ITEM 6. (a)   EXHIBITS                                                  19
             (b)   REPORTS ON FORM 8-K                                       19

SIGNATURES                                                                   20

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1999

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As provided for under the Private Securities Litigation Reform Act, the Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors, including the Company's ability to maintain profitability, introduce new products and services, build profitable revenue streams around new product and service offerings, maintain loyalty and continued purchasing of the Company's products by existing customers, execute on customer delivery and installation schedules, collect outstanding accounts receivable and manage the concentration of accounts receivable and other credit risks associated with selling products and services to governmental entities and other large customers, create and maintain satisfactory distribution and operations relationships with automated fingerprint identification system ("AFIS") vendors, attract and retain key employees, secure timely and cost-effective availability of product components, meet increased competition, maintain adequate working capital and liquidity, including the availability of financing as may be required, and upgrade products and develop new technologies. For a more complete description of such factors, see "Risk Factors" under Item 7 of the Company's Form 10-K report for the year ended September 30, 1999.

                     DIGITAL BIOMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               December 31,     September 30,
                                                                                   1999             1999
                                                                               ------------     -------------
Current assets:
      Cash and cash equivalents                                                $  4,234,490     $  3,175,868
      Accounts receivable, less allowance for doubtful accounts of $134,015
          and $128,587, respectively                                              6,494,060        7,415,334
      Inventory (note 4)                                                          3,094,776        2,972,998
      Prepaid expenses and other costs                                              223,442          195,887
                                                                               ------------     ------------
            Total current assets                                                 14,046,768       13,760,087
                                                                               ------------     ------------

Property and equipment                                                            2,807,232        2,744,454
      Less accumulated depreciation and amortization                             (1,923,588)      (1,783,030)
                                                                               ------------     ------------
                                                                                    883,644          961,424
                                                                               ------------     ------------

Patents, trademarks, copyrights and licenses, net of accumulated
      amortization of $74,690 and $73,019, respectively                              22,473           17,054
Deferred issuance costs on convertible debentures, net of accumulated
      amortization of $66,783 and $66,222, respectively (note 7)                         --            8,216
                                                                               ------------     ------------
                                                                               $ 14,952,885     $ 14,746,781
                                                                               ============     ============


Current liabilities:
      Accounts payable                                                         $    667,819     $  1,826,451
      Deferred revenue                                                            2,932,500        2,319,828
      Accrued warranty                                                              805,479          745,104
      Accrued installation costs                                                  1,392,757        1,107,200
      Other accrued expenses (note 6)                                               938,682        1,319,403
      Current installments of capital lease obligations                              51,888           57,292
                                                                               ------------     ------------
            Total current liabilities                                             6,789,125        7,375,278

Capital lease obligations, less current installments                                 77,150           93,077
Convertible debentures (note 7)                                                          --          148,097
                                                                               ------------     ------------
            Total liabilities                                                     6,866,275        7,616,452
                                                                               ------------     ------------

Stockholders' equity (note 8):

      Preferred stock, undesignated, par value $.01 per share, 5,000,000
            shares authorized, none issued                                               --               --
      Common stock, $.01 par value. Authorized, 40,000,000 shares; issued
            and outstanding 16,269,476 and 16,017,629 shares, respectively          162,695          160,176
      Additional paid-in capital                                                 47,657,998       47,157,996
      Deferred compensation                                                         (67,875)         (75,500)
      Accumulated deficit                                                       (39,666,208)     (40,112,343)
                                                                               ------------     ------------
            Total stockholders' equity                                            8,086,610        7,130,329

                                                                               ------------     ------------
                                                                               $ 14,952,885     $ 14,746,781
                                                                               ============     ============

          See accompanying notes to consolidated financial statements.

                     DIGITAL BIOMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                           December 31,
                                                                  -----------------------------
                                                                      1999             1998
                                                                  ------------     ------------
Revenues:
      Identification systems                                      $  5,773,261     $  1,346,119
      Maintenance                                                    1,068,722          831,789
      Systems integration services                                          --          189,760
                                                                  ------------     ------------
            Total revenues                                           6,841,983        2,367,668
                                                                  ------------     ------------

Cost of revenues:
      Identification systems                                         3,934,251          901,853
      Maintenance                                                      781,143          686,913
      Systems integration services                                          --          100,504
                                                                  ------------     ------------
            Total cost of revenues                                   4,715,394        1,689,270
                                                                  ------------     ------------
      Gross margin                                                   2,126,589          678,398
                                                                  ------------     ------------

Selling, general and administrative expenses:
      Sales and marketing                                              586,029          426,025
      Engineering and development                                      493,454          634,944
      General and administrative                                       639,198          651,480
                                                                  ------------     ------------
            Total expenses                                           1,718,681        1,712,449
                                                                  ------------     ------------

Income (loss) from operations                                          407,908       (1,034,051)

Other income (expense):
      Interest income                                                   40,095            6,275
      Interest expense (note 8)                                         (5,221)        (164,647)
      Other income (expense)                                             3,353               --
                                                                  ------------     ------------
            Total other income (expense)                                38,227         (158,372)
                                                                  ------------     ------------

            Net income (loss)                                     $    446,135     $ (1,192,423)
                                                                  ============     ============

Net income (loss) per common share                                $       0.03     $      (0.09)
                                                                  ============     ============

Net income (loss) per common share - assuming dilution            $       0.03     $      (0.09)
                                                                  ============     ============

Weighted average common shares outstanding                          16,133,544       13,820,713
                                                                  ============     ============

Weighted average common shares outstanding - assuming dilution      17,500,465       13,820,713
                                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                     DIGITAL BIOMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                              December 31,
                                                                      ---------------------------
                                                                         1999            1998
                                                                      -----------     -----------
Cash flows from operating activities:
            Net income (loss)                                         $   446,135     $(1,192,423)
            Adjustments to reconcile net income (loss) to net cash
            provided by (used in) operating activities:
                        Provision for doubtful accounts receivable          5,428         (12,361)
                        Deferred compensation amortization                 12,125          15,000
                        Depreciation and amortization                     157,264         148,145
                        Gain on disposal of fixed assets                   (3,353)             --
                        Interest expense amortization for the
                             intrinsic value of the beneficial
                             conversion feature of convertible
                             debentures                                        --         125,000
                        Interest expense on debentures converted
                             into common stock                             12,350           9,490

            Changes in operating assets and liabilities:
                        Accounts receivable                               915,846       1,192,023
                        Inventories                                      (121,778)        (46,870)
                        Prepaid expenses                                  (27,555)           (447)
                        Accounts payable                               (1,158,632)       (617,324)
                        Deferred revenue                                  612,672         161,899
                        Accrued expenses                                  119,972        (254,416)
                                                                      -----------     -----------
            Net cash provided by (used in) operating activities           970,474        (472,284)
                                                                      -----------     -----------

Cash flows from investing activities:
            Purchase of property and equipment                            (79,321)        (80,374)
            Proceeds from disposal of property and equipment               10,018              --
            Patents, trademarks, copyrights and licenses                   (7,090)             --
                                                                      -----------     -----------
            Net cash used in investing activities                         (76,393)        (80,374)
                                                                      -----------     -----------

Cash flows from financing activities:
            Issuance of convertible debentures, net                            --         450,111
            Principal payments on capital lease obligations               (21,331)        (10,143)
            Exercise of options                                           185,872              --
            Net line of credit advances                                        --          17,326
                                                                      -----------     -----------
            Net cash provided by financing activities                     164,541         457,294
                                                                      -----------     -----------

Increase (decrease) in cash and cash equivalents                        1,058,622         (95,364)

Cash and cash equivalents at beginning of period                        3,175,868         840,616
                                                                      -----------     -----------

Cash and cash equivalents at end of period                            $ 4,234,490     $   745,252
                                                                      ===========     ===========

          See accompanying notes to consolidated financial statements.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


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

         Under new management since 1997, Digital Biometrics has evolved from a single-product, live-scan hardware supplier to an identification management systems company. DBI continues to expand its product line and information technology services to further penetrate the law enforcement market, while introducing new products and services for emerging applicant-processing and security markets among commercial and government customers. DBI's systems are used wherever background identification checks and licensing are needed. Typical customers include: U.S. government agencies, such as the Immigration and Naturalization Service (INS) and the U.S. Postal Service; local and state police; the military; school districts; financial institutions; utilities; and casinos.

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

         A majority of the Company's revenues in the three-month periods ended December 31, 1999 and 1998 were derived from live-scan systems sales, photographic image capture systems, maintenance and applications development services to governmental customers. The Company's sales have historically included large purchases by a relatively small number of customers. This concentration of sales among few relatively large customers is expected to continue in the foreseeable future. Furthermore, the nature of government markets and procurement processes is expected to result in continued quarter-to-quarter fluctuations in the Company's revenues and earnings which are and will continue to be difficult to predict.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

         The consolidated financial statements include the accounts of Digital Biometrics, Inc. and its wholly owned subsidiary Integral Partners, Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company will be required to adopt the new standard beginning with the first quarter of fiscal 2001. The Company does not expect adoption to have a significant effect on its consolidated statement of operations or financial position.

(2) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company extends credit to substantially all of its customers. Approximately 93% and 94%, respectively, of customer accounts receivable at December 31, 1999 and September 30, 1999 were from government agencies, of which 44% and 53%, respectively, were from two customers. Revenues from two customers in the three-month period ended December 31, 1999 accounted for 36% and 13% of total revenues, and revenues from three customers in the three-month period ended December 31, 1998 accounted for 14%, 11% and 11% of total revenues. Export revenues for the three-month period ended December 31, 1999 were less than 1% of total revenues compared to 1% of total revenues for the same prior-year period.

(3) STATEMENT OF CASH FLOWS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.

         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                          Three Months Ended
                                                             December 31,
                                                          1999           1998
                                                      -----------     ----------
         Cash paid during the period for interest          $3,510         $9,174
                                                      ===========     ==========

         SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

                  In October 1999, the Company issued 116,369 shares of common stock for the conversion of principal aggregating $150,000 of the 1997 Debentures plus $12,252 of accrued interest.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


                  Effective with his appointment to the Company's Board of Directors on December 14, 1999, the Company granted 1,125 shares of restricted common stock to a non-employee director. The grant resulted in $4,500 in additional common stock issued and an equal amount of deferred compensation expense that is being amortized on a straight-line basis over the three-year vesting period.

                  For additional supplemental disclosure of non-cash investing and financing activities see notes 7 and 8.

(4) INVENTORY

         Inventory is valued at standard cost which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                            December 31,     September 30,
                                                1999              1999
                                            ------------     -------------

         Components and subassemblies         $2,191,613        $2,307,600
         Work in process                         453,871           434,714
         Finished goods                          449,292           230,684
                                            ------------     -------------
                                              $3,094,776        $2,972,998
                                            ============     =============

(5) LINES OF CREDIT

         Effective January 1, 2000, the Company established an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with Riverside Bank. Borrowings under this line of credit are secured by all the assets of the Company. This line of credit replaced the Company's previous line of credit agreement. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire in November 2000.

(6) OTHER ACCRUED EXPENSES

         Other accrued expenses consists of:

                                                   December 31,    September 30,
                                                       1999            1999
                                                   ------------    -------------


         Accrued salaries, bonuses and commissions    $ 362,035        $ 773,106
         Accrued vacation                               218,542          195,757
         Other accrued expenses                         358,105          350,540
                                                   ------------    -------------
                                                      $ 938,682      $ 1,319,403
                                                   ============    =============

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


(7) 8% CONVERTIBLE SUBORDINATED DEBENTURES

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

         The intrinsic value of the beneficial conversion feature was $125,000 for the three-month period ending December 31, 1998 and has been recorded as additional paid-in capital and interest expense in fiscal 1999. In October 1999, the Company issued 116,369 shares of common stock for the conversion of the final remaining principal aggregating $150,000 plus $12,252 of accrued interest at an average conversion price of $1.39 per share.

(8) STOCKHOLDERS' EQUITY

         During the three-month period ended December 31, 1999, the Company granted stock option awards to non-executive employees for the purchase of an aggregate of 123,000 shares of common stock. These options are exercisable at prices from $3.36 to $4.00 per share and expire between 2006 and 2009.

         During the three-month period ended December 31, 1999, the Company granted a stock option award to a contractor for the purchase of 1,000 shares of common stock. The option is exercisable at a price of $3.36 per share and expires in 2006. The option is valued at $2,572 and is being amortized over the three-year vesting period. The grant resulted in a $266 charge to sales and marketing expense during the three-month period ended December 31, 1999.

         Effective with his appointment to the Company's Board of Directors on December 14, 1999, a stock option was granted to a non-employee director for the purchase of 4,000 shares of common stock. The option is exercisable at a price of $4.00 per share, the fair market value at date of grant, and expires on December 14, 2004.

         Effective December 31, 1999, the Company issued 45,855 shares of common stock to satisfy the Company's discretionary matching to employees electing participation in the Company's 401(k) retirement plan. This issuance increased common stock and additional paid-in capital by $154,761 and reduced accrued compensation by the same amount.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


(9) NET INCOME (LOSS) PER COMMON SHARE

         The per share computations are based on the weighted average number of common shares outstanding during the periods.

                                                         Three Months Ended
                                                            December 31,
                                                      -------------------------
                                                          1999          1998
                                                      -----------   -----------
         Shares outstanding at beginning of period     16,017,629    13,661,832

         Shares issued under retirement plan               45,855        67,828

         Restricted stock awards, net of forfeitures        1,125            --

         Exercise of options and warrants                  88,498            --

         Shares issued upon conversion of debentures      116,369       306,827

                                                      -----------   -----------
         Shares outstanding at end of period           16,269,476    14,036,487
                                                      ===========   ===========

         Weighted average common shares                16,133,544    13,820,713

         Dilutive common shares assumes:
               Options                                    869,928            --
               Warrants                                   496,993            --
                                                      -----------   -----------

         Weighted average common shares
               outstanding - assuming dilution         17,500,465    13,820,713
                                                      ===========   ===========

         Net income (loss)                            $   446,135   $(1,192,423)
                                                      ===========   ===========

         Net income (loss) per common share           $      0.03   $     (0.09)
                                                      ===========   ===========

         Net income (loss) per common share -
               assuming dilution                      $      0.03   $     (0.09)
                                                      ===========   ===========

         The following is a summary of those securities outstanding at December 31 for the respective periods, which have been excluded from the calculations because the effect on net income (loss) per common share would not have been dilutive:

                                                      For the Three-Month Period
                                                          Ended December 31,
                                                      --------------------------

                                                         1999            1998
                                                      ----------       ---------

                Options                                   27,500       2,154,600
                Warrants                                 112,893         605,893
                Convertible debentures                        --       1,029,727

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         As more fully described in the subsection "Risk Factors" under Item 7 of the Company's Form 10-K report for the year ended September 30, 1999, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding intent, belief or current expectations of the Company and its management and are made in reliance upon the "safe harbor" provisions of the Securities Litigation Reform Act of 1995. Stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.

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

         Under new management since 1997, Digital Biometrics has evolved from essentially a single-product live-scan hardware supplier to an identification information systems company. DBI continues to expand its product line and information technology services to further penetrate the law enforcement market, while introducing new products and services for the emerging applicant-processing and security markets among commercial and government customers. Typical customers include: U.S. government agencies, such as the Immigration and Naturalization Service (INS) and the U.S. Postal Service; local and state police; the military; school districts; financial institutions; utilities; and casinos.

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

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1999

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

         The Company generally recognizes product sales on the date of shipment for orders which are f.o.b. origin and upon delivery for f.o.b. destination, although recognition at some later milestone is not uncommon based on the terms of specific customer contracts. Revenue for professional services contracts and systems integration services revenues are recognized using the percentage of completion method, completed contract basis or on a time-and-materials basis. Revenues from maintenance and repair contracts are recognized over the period of the agreement. Services revenues are recognized when the related services are performed. The Company's standard terms of sale are payment due net in thirty days, f.o.b. Digital Biometrics, Inc. Terms of sale and shipment may, however, be subject to negotiation and may affect the Company's timing and criteria for revenue recognition.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

         Total revenues were $6,842,000 for the three months ended December 31, 1999 compared to $2,368,000 for the same prior-year period. Identification systems revenues were $5,773,000 compared to $1,346,000 in the same prior-year period. This 329% increase is due primarily to an increase in the number of live-scan systems sold during the three months ended December 31, 1999 including the desktop model DBI FingerPrinter CMS and revenues from the Company's photographic image systems and palm scanners.

         Revenues from two customers in the three-month period ended December 31, 1999 accounted for 36% and 13% of total revenues, and revenues from three customers in the same prior year period accounted for 14%, 11% and 11% of total revenues. Export revenues for the three-month period ended December 31, 1999 were less than 1% of total revenues compared to 1% of total revenues for the same prior-year period.

         Maintenance revenues were $1,069,000 for the three months ended December 31, 1999 compared to $832,000 for the same prior-year period, an increase of 28%. This increase is due

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


primarily to a larger installed base of live-scan systems covered by maintenance agreements and, to a lesser extent, an increase in revenue from additional services.

         There were no systems integration services revenues for the three months ended December 31, 1999 compared to $190,000 for the same prior-year period, due to the impact of refocusing Integral Partners, Inc. on identification-related opportunities. Systems integration revenues during the prior-year period were generated from the Company's wholly owned subsidiary Integral Partners.

         Overall gross margins for the three months ended December 31, 1999 were 31%, as compared to 29% of revenues for the same prior-year period.

         Gross margins on identification systems revenues were 32% for the three months ended December 31, 1999 compared to 33% in the same prior-year period. This decrease is due primarily to volume discounts during the current-year three-month period, partially offset by reduced product costs from economies of scale.

         Maintenance margins for the three months ended December 31, 1999 and 1998 were 27% and 17%, respectively. The increase in maintenance margins is due primarily to the 28% increase in revenues from the larger installed base and reduced costs resulting from the establishment of regional customer service operations.

         There was no gross margin generated from systems integration services revenues for the three months ended December 31, 1999 compared to 47% gross margin for the same prior-year period.

         Sales and marketing expenses for the three-month period ended December 31, 1999 were 9% of total revenues compared to 18% for the same three-month prior-year period. The decrease in sales and marketing costs as a percentage of total revenue is due primarily to the increase in revenues. The increase in absolute dollars of sales and marketing expenses for the current-year three-month period is due primarily to an increase in personnel-related costs and commissions associated with the increase in revenues. Engineering and development expenses were 7% of total revenues for the three-month period ended December 31, 1999 compared to 27% for the same period a year ago. This decrease is due primarily to increased revenues resulting in improved economies of scale, and decreased engineering expenses associated with Integral Partners, Inc. Engineering expenses for the current-year three-month period are net of $239,000 of costs related to a Federally funded demonstration project grant. The Company expects an increase in absolute dollars for engineering and development expenses in future periods. General and administrative expenses for the three-month periods ended December 31, 1999 and 1998 were 9% and 28%, respectively, of total revenues. The decrease in general and administrative expenses as a percentage of total revenue is due primarily to an increase in revenues resulting in improved economies of scale and a decrease in personnel-related costs associated with Integral Partners, Inc.

         Interest income increased to $40,000 for the three months ended December 31, 1999 from $6,000 for the same period in fiscal 1999 due to higher cash balances.

         Interest expense decreased to $5,000 for the three months ended December 31, 1999 from $165,000 for the same prior-year period. The decrease is primarily due to a $125,000 non-cash

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


charge during the prior-year three-month period for the intrinsic value of the beneficial conversion feature of convertible debentures, reduced balance of convertible debentures and reduced borrowings on a line of credit.

         The Company generated a net income for the three-month period ended December 31, 1999 of $446,000, or $0.03 per share, as compared to a net loss of $1,192,000, $0.09 per share, for the same prior-year period.

INFLATION

         The Company does not believe inflation has significantly affected revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

         At December 31, 1999, the Company had carryforwards of net operating losses of approximately $34,500,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount approximately $2,330,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $932,000 credited to additional paid-in capital. The carryforwards expire annually beginning in 1999. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the published U.S. Internal Revenue Service long-term federal tax exempt rate. A total of $2,800,000 of the net operating loss carryforwards at December 31, 1999 is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $31,700,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         Effective January 1, 2000, the Company established an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with Riverside Bank. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire in November 2000. This line of credit replaced the Company's previously outstanding line of credit.

         For the period from the Company's inception in 1985 through December 31, 1999, the Company's cumulative deficit was $39,666,000. The Company generated its first net income during fiscal 1999.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         At December 31, 1999, the Company had $4,234,000 in cash and cash equivalents. Historically, the Company has been reliant on the availability of outside capital to sustain its operations. Management believes that cash, cash equivalents, and other working capital provided from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements of the Company's current business. Additional capital may be required if the Company seeks to expand into new business areas.

ANALYSIS OF CASH FLOWS FROM OPERATIONS

         Net cash provided by operating activities was $970,000 for the three months ended December 31, 1999 compared to $472,000 of net cash used in the same prior-year period. This favorable cash flow impact resulted primarily from the net income generated during the current-year period, an increase in deferred maintenance revenue and increases in installation and warranty accruals to support the higher volume of identification systems revenue, partially offset by decreased accounts payable balances during the current-year period.

         Net cash used in investing activities of $76,000 for the three months ended December 31, 1999 approximated the $80,000 used in investing activities the same prior-year period.

         Net cash provided by financing activities was $165,000 for the three-month period ended December 31, 1999 compared to $457,000 during the same prior-year period. Cash from financing activities was provided primarily from stock option exercises during the current-year period and from the issuance of convertible debentures during the prior-year period.


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

         The Company believes that the majority of its internal information systems are Year 2000 compliant, such that they are able to distinguish accurately between 20th century and 21st century dates, and that the cost of converting or replacing those that are not Year 2000 compliant are not material in relation to the Company's financial position or results of operations. However, there can

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 1999

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

         The Company's revenue in fiscal 2000 may be adversely affected if current and prospective customers delay procurements, installation or other activities related to purchases of products and services of the Company in order to evaluate and/or correct Year 2000 issues with other vendors.

COST OF YEAR 2000 COMPLIANCE TO THE COMPANY

         The cost of the Company's software development addressing Year 2000 compliance of its live-scan products was approximately $29,000. The software upgrades have been completed at a cost to the Company of approximately $167,000.

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

         No changes since September 30, 1999

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. (a) EXHIBITS

            Exhibit 10.12 Loan Agreement dated November 19, 1999 between the Company and Riverside Bank.

            Exhibit 10.13 Commercial Security Agreement dated November 19, 1999 between the Company and Riverside Bank.

            Exhibit 10.14 Promissory Note, dated November 19, 1999, made by the Company in favor of Riverside Bank.

            Exhibit 27     Financial Data Schedule.

         (b) REPORTS ON FORM 8-K

                  There were no reports on Form 8-K filed by the Company during the three-month period ended December 31, 1999.

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



                                       DIGITAL BIOMETRICS, INC.
                                       ------------------------
                                             (Registrant)




February 14, 2000                      /s/ John J. Metil
                                       ------------------------
                                            John J. Metil
                                       Executive Vice President,
                                       Chief Operating Officer and
                                       Chief Financial Officer