Form 10-Q
period 2000-03-31
DIGITAL BIOMETRICS INC
filed 2000-05-11
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    March 31, 2000
                              --------------------------------------------------

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

      Common Stock, $.01 par value         April 30, 2000 - 16,816,726 shares
      ----------------------------         ----------------------------------
                 (Class)                              (Outstanding)

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 2000
                                      INDEX


PART I - FINANCIAL INFORMATION:
                                                                            PAGE
      ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)
                      CONSOLIDATED BALANCE SHEETS                             4
                      CONSOLIDATED STATEMENTS OF OPERATIONS                   5
                      CONSOLIDATED STATEMENTS OF CASH FLOWS                   6
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              7

      ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS             12

      ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK                                         18


PART II - OTHER INFORMATION:

      ITEM 1.      LEGAL PROCEEDINGS                                         19

      ITEM 2.      CHANGES IN SECURITIES                                     19

      ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                           19

      ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS                                          19

      ITEM 5.      OTHER INFORMATION                                         19

      ITEM 6. (a)  EXHIBITS                                                  19
              (b)  REPORTS ON FORM 8-K                                       19

SIGNATURES                                                                   20
----------

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 2000

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

                     DIGITAL BIOMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    March 31,      September 30,
                                                                                      2000             1999
                                                                                  ------------     ------------
Current assets:
     Cash and cash equivalents                                                    $  5,824,387     $  3,175,868
     Accounts receivable, less allowance for doubtful accounts of $121,000
         and $128,587, respectively                                                  5,851,275        7,415,334
     Inventory (note 4)                                                              3,632,310        2,972,998
     Prepaid expenses and other costs                                                  150,238          195,887
                                                                                  ------------     ------------
         Total current assets                                                       15,458,210       13,760,087
                                                                                  ------------     ------------

Property and equipment                                                               3,050,461        2,744,454
     Less accumulated depreciation and amortization                                 (2,066,015)      (1,783,030)
                                                                                  ------------     ------------
                                                                                       984,446          961,424
                                                                                  ------------     ------------

Patents, trademarks, copyrights and licenses, net of accumulated
     amortization of $76,912 and $73,019, respectively                                  32,380           17,054
Deferred issuance costs on convertible debentures, net of accumulated
     amortization of $66,783 and $66,222, respectively                                      --            8,216
                                                                                  ------------     ------------
                                                                                  $ 16,475,036     $ 14,746,781
                                                                                  ============     ============


Current liabilities:
     Accounts payable                                                             $  1,177,160     $  1,826,451
     Deferred revenue                                                                3,368,374        2,319,828
     Accrued warranty                                                                  612,534          745,104
     Accrued installation costs                                                        967,438        1,107,200
     Other accrued expenses (note 6)                                                   973,900        1,319,403
     Current installments of capital lease obligations                                   7,062           57,292
                                                                                  ------------     ------------
         Total current liabilities                                                   7,106,468        7,375,278

Capital lease obligations, less current installments                                    24,449           93,077
Convertible debentures                                                                      --          148,097
                                                                                  ------------     ------------
         Total liabilities                                                           7,130,917        7,616,452
                                                                                  ------------     ------------

Stockholders' equity (note 7):
     Preferred stock, undesignated, par value $.01 per share, 5,000,000
         shares authorized, none issued                                                     --               --
     Common stock, $.01 par value. Authorized, 40,000,000 shares; issued
         and outstanding 16,806,726 and 16,017,629 shares, respectively                168,067          160,176
     Additional paid-in capital                                                     48,645,501       47,157,996
     Deferred compensation                                                            (124,500)         (75,500)
     Accumulated deficit                                                           (39,344,949)     (40,112,343)
                                                                                  ------------     ------------
         Total stockholders' equity                                                  9,344,119        7,130,329

                                                                                  ------------     ------------
                                                                                  $ 16,475,036     $ 14,746,781
                                                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                            DIGITAL BIOMETRICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                                      Three Months Ended                 Six Months Ended
                                                           March 31,                         March 31,
                                                     2000             1999             2000             1999
                                                 ------------     ------------     ------------     ------------
Revenues:
     Identification systems                      $  3,625,998     $  4,242,322     $  9,399,259     $  5,588,441
     Maintenance                                    1,117,279          879,644        2,186,001        1,711,433
     Integral Partners, Inc.                               --           68,960               --          258,720
                                                 ------------     ------------     ------------     ------------
         Total revenues                             4,743,277        5,190,926       11,585,260        7,558,594
                                                 ------------     ------------     ------------     ------------

Cost of revenues:
     Identification systems                         1,857,099        2,677,292        5,791,350        3,579,145
     Maintenance                                      841,491          645,958        1,622,634        1,332,871
     Integral Partners, Inc.                               --           42,263               --          142,767
                                                 ------------     ------------     ------------     ------------
         Total cost of revenues                     2,698,590        3,365,513        7,413,984        5,054,783
                                                 ------------     ------------     ------------     ------------
     Gross margin                                   2,044,687        1,825,413        4,171,276        2,503,811
                                                 ------------     ------------     ------------     ------------

Selling, general and administrative expenses:
     Sales and marketing                              553,322          462,570        1,139,351          888,595
     Engineering and development                      594,048          507,823        1,087,502        1,142,767
     General and administrative                       640,623          723,972        1,279,821        1,375,452
                                                 ------------     ------------     ------------     ------------
         Total expenses                             1,787,993        1,694,365        3,506,674        3,406,814
                                                 ------------     ------------     ------------     ------------

Income (loss) from operations                         256,694          131,048          664,602         (903,003)
                                                 ------------     ------------     ------------     ------------

Other income (expense):
     Interest income                                   66,358            6,532          106,453           12,807
     Interest expense                                    (888)         (47,720)          (6,109)        (212,367)
     Other income (expense)                              (905)              --            2,448               --
                                                 ------------     ------------     ------------     ------------
         Total other income (expense)                  64,565          (41,188)         102,792         (199,560)

                                                 ------------     ------------     ------------     ------------
         Net income (loss)                       $    321,259     $     89,860     $    767,394     $ (1,102,563)
                                                 ============     ============     ============     ============

Net income (loss) per common share               $       0.02     $       0.01     $       0.05     $      (0.08)
                                                 ============     ============     ============     ============

Net income (loss) per common share -
     assuming dilution                           $       0.02     $       0.01     $       0.04     $      (0.08)
                                                 ============     ============     ============     ============

Weighted average common shares
     outstanding                                   16,603,021       14,727,788       16,366,999       14,269,266
                                                 ============     ============     ============     ============

Weighted average common shares
     outstanding - assuming dilution               18,404,029       14,775,549       17,950,964       14,269,266
                                                 ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

                     DIGITAL BIOMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                            March 31,
                                                                   ---------------------------
                                                                       2000            1999
                                                                   -----------     -----------
Cash flows from operating activities:
         Net income (loss)                                         $   767,394     $(1,102,563)
         Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
                  Provision for doubtful accounts receivable            (7,587)         (7,731)
                  Deferred compensation amortization                    27,500          28,500
                  Depreciation and amortization                        313,837         307,195
                  Gain on disposal of fixed assets                      (2,448)             --
                  Interest expense amortization for the
                     intrinsic value of the beneficial
                     conversion feature of convertible
                     debentures                                             --         125,000
                  Interest expense on debentures converted
                     into common stock                                  12,350          24,581

         Changes in operating assets and liabilities:
                  Accounts receivable                                1,571,646        (975,983)
                  Inventories                                         (659,312)        349,641
                  Prepaid expenses                                      45,649         (58,838)
                  Accounts payable                                    (649,291)       (585,527)
                  Deferred revenue                                   1,048,546         186,247
                  Accrued expenses                                    (463,074)        116,523
                                                                   -----------     -----------
         Net cash provided by (used in) operating activities         2,005,210      (1,592,955)
                                                                   -----------     -----------

Cash flows from investing activities:
         Purchase of property and equipment                           (332,158)       (138,862)
         Proceeds from disposal of property and equipment               12,794              --
         Patents, trademarks, copyrights and licenses                  (19,219)         (1,268)
                                                                   -----------     -----------
         Net cash used in investing activities                        (338,583)       (140,130)
                                                                   -----------     -----------

Cash flows from financing activities:
         Issuance of convertible debentures, net                            --         450,111
         Principal payments on capital lease obligations              (118,858)        (27,098)
         Private placement of common stock                                  --         905,154
         Exercise of options and warrants                            1,100,750              --
         Net line of credit advances                                        --         241,232
                                                                   -----------     -----------
         Net cash provided by financing activities                     981,892       1,569,399
                                                                   -----------     -----------

Increase (decrease) in cash and cash equivalents                     2,648,519        (163,686)

Cash and cash equivalents at beginning of period                     3,175,868         840,616
                                                                   -----------     -----------

Cash and cash equivalents at end of period                         $ 5,824,387     $   676,930
                                                                   ===========     ===========

          See accompanying notes to consolidated financial statements.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Digital Biometrics, Inc., (the "Company," "Digital Biometrics" or "DBI") is a leading provider of identification information systems that employ "biometric" technology, which is the science of identifying individuals by measuring distinguishing biological characteristics. DBI's biometric identification and information technology services enable law enforcement and other government agencies to identify suspects and manage information on individuals, and help commercial employers and government agencies to conduct background checks on applicants for employment or permits. DBI's offerings include computer-based fingerprinting and photographic systems, software tools, multi-media data storage and communications servers, and the systems integration and software development services required to implement identification information systems.

         Under new management since 1997, Digital Biometrics has evolved from a single-product, live-scan hardware supplier to an identification information systems company. DBI continues to expand its product line and information technology services to further penetrate the law enforcement market, while introducing new products and services for emerging applicant-processing and security markets among commercial and government customers. DBI's systems are used wherever background identification checks and licensing are needed. Typical customers include: U.S. government agencies, such as the Immigration and Naturalization Service (INS) and the U.S. Postal Service; local and state police; the military; school districts; financial institutions; utilities; and casinos.

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

         A majority of the Company's revenues in the three and six-month periods ended March 31, 2000 and 1999 were derived from live-scan systems sales, photographic image capture systems, maintenance and applications development services to governmental customers. The Company's sales have historically included large purchases by a relatively small number of customers. This concentration of sales among few relatively large customers is expected to continue in the foreseeable future. Furthermore, the nature of government markets and procurement processes is expected to result in continued quarter-to-quarter fluctuations in the Company's revenues and earnings which are and will continue to be difficult to predict.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


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

(2) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company extends credit to substantially all of its customers. Approximately 91% of customer accounts receivable at March 31, 2000 were from government agencies of which 16% was from one customer. Approximately 94% of customer accounts receivable at September 30, 1999 were from government agencies of which 53% were from two customers.

         Revenues from one customer in the three-month period ended March 31, 2000 and 1999 accounted for 17% and 42%, respectively, of total revenues. Revenues from two customers in the six-month period ended March 31, 2000 accounted for 23% and 15% of total revenues, and revenues from one customer in the six-month period ended March 31, 1999 accounted for 32% of total revenues.

         Export revenues for the three and six-month periods ended March 31, 2000 and March 31, 1999 were less than 1% of total revenues.

(3) STATEMENT OF CASH FLOWS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.

             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                           Six Months Ended
                                                               March 31,
                                                            2000       1999
                                                        ----------   ---------

             Cash paid during the period for interest       $4,397     $30,425
                                                        ==========   =========

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


             SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

                  In October 1999, the Company issued 116,369 shares of common stock for the conversion of the final remaining principal aggregating $150,000 plus $12,252 of accrued interest at an average conversion price of $1.39 per share.

             For additional supplemental disclosure of other non-cash investing and financing activities see note 7.

(4) INVENTORY

         Inventory is valued at standard cost which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                                  March 31,     September 30,
                                                    2000            1999
                                                ------------    ------------

                 Components and subassemblies     $2,628,715      $2,307,600
                 Work in process                     315,333         434,714
                 Finished goods                      688,262         230,684
                                                ------------    ------------
                                                  $3,632,310      $2,972,998
                                                ============    ============

(5) LINE OF CREDIT

         Effective January 1, 2000, the Company established an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with Associated Bank, formerly named Riverside Bank. Borrowings under this line of credit are secured by all the assets of the Company. This line of credit replaced the Company's previous line of credit agreement. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire in November 2000. There were no borrowings under this line at March 31, 2000.

(6) OTHER ACCRUED EXPENSES

         Other accrued expenses consists of:

                                                  March 31,     September 30,
                                                    2000             1999
                                                ------------    ------------


                 Accrued salaries, bonuses and
                   commissions                     $ 416,526      $  773,106
                 Accrued vacation                    252,274         195,757
                 Other accrued expenses              305,100         350,540
                                                ------------    ------------
                                                   $ 973,900      $1,319,403
                                                ============    ============

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


(7) STOCKHOLDERS' EQUITY

         During the three-month period ended March 31, 2000, the Company granted stock option awards to non-executive employees for the purchase of an aggregate of 28,500 shares of common stock. These options are exercisable at a price of $7.875 per share and expire in 2007.

         Effective with their election at the annual stockholders' meeting held on February 8, 2000 the Company granted an aggregate of 9,144 shares of restricted common stock to its non-employee directors. The grant resulted in $72,000 of additional common stock issued and an equal amount of deferred compensation expense that is being amortized on a straight-line basis over the three-year vesting period. Also effective with their election, the Company granted options to acquire an aggregate of 60,000 shares of the Company's common stock to its non-employee directors. These options are exercisable at $7.875 per share and expire in 2005.

(8) NET INCOME (LOSS) PER COMMON SHARE

         The per share computations are based on the weighted average number of common shares outstanding during the periods.

                                                      Three Months Ended               Six Months Ended
                                                            March 31,                      March 31,
                                                 ----------------------------    ----------------------------
                                                     2000            1999            2000            1999
                                                 ------------    ------------    ------------    ------------
Shares outstanding at beginning of period          16,269,476      14,036,487      16,017,629      13,661,832

Shares issued under retirement plan                        --          20,069          45,855          87,897

Restricted stock awards, net of forfeitures             9,144          43,200          10,269          43,200

Shares issued for private placements                       --         694,996              --         694,996

Exercise of options and warrants                      528,106              --         616,604              --

Shares issued upon conversion of debentures                --         335,930         116,369         642,757
                                                 ------------    ------------    ------------    ------------
Shares outstanding at end of period                16,806,726      15,130,682      16,806,726      15,130,682
                                                 ============    ============    ============    ============

Weighted average common shares outstanding         16,603,021      14,727,788      16,366,999      14,269,266


Dilutive common shares assumes:
     Options                                        1,262,216          27,444       1,066,072              --
     Warrants                                         538,792             317         517,893              --
                                                 ------------    ------------    ------------    ------------
Weighted average common shares outstanding -
     assuming dilution                             18,404,029      14,775,549      17,950,964      14,269,266
                                                 ============    ============    ============    ============

Net income (loss)                                $    321,259    $     89,860    $    767,394    $ (1,102,563)
                                                 ============    ============    ============    ============

Net income (loss) per common share               $       0.02    $       0.01    $       0.05    $      (0.08)
                                                 ============    ============    ============    ============

Net income (loss) per common share - assuming
     dilution                                    $       0.02    $       0.01    $       0.04    $      (0.08)
                                                 ============    ============    ============    ============

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


         The following is a summary of those securities outstanding at March 31 for the respective periods, which have been excluded from the calculations because the effect on net income (loss) per common share would not have been dilutive:

                        For the Three-Month Period Ended    For the Six-Month Period Ended
                                    March 31,                         March 31,
                        --------------------------------   --------------------------------

                               2000          1999                2000           1999
                        --------------------------------   --------------------------------
Options                       90,500       1,892,545            103,500       2,195,600
Warrants                     112,893       1,070,334            112,893       1,370,389
Convertible debentures            --         749,677                 --         749,677

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 2000

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

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 2000

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Total revenues were $4,743,000 for the three months ended March 31, 2000 compared to $5,191,000 for the same prior-year period. Identification systems revenues were $3,626,000 compared to $4,242,000 in the same prior-year period. This 15% decrease is due primarily to a decrease in the number of live-scan systems sold during the three months ended March 31, 2000, partially offset by an increase in the average selling price per live-scan system, an increase in revenues from new product offerings including the Company's photographic image systems, server-level products and palm scanners, and an increase in revenues for custom software services.

         Maintenance revenues were $1,117,000 for the three months ended March 31, 2000 compared to $880,000 for the same prior-year period, an increase of 27%. This increase is due primarily to a larger installed base of live-scan systems covered by maintenance agreements.

         There were no revenues generated by the Company's wholly owned subsidiary Integral Partners, Inc. for the three months ended March 31, 2000 compared to $69,000 for the same prior-year period.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Revenues from one customer in the three-month periods ended March 31, 2000 and 1999 accounted for 17% and 42%, respectively, of total revenues. Export revenues for the three-month periods ended March 31, 2000 and 1999 were less than 1% of total revenues.

         Overall gross margins for the three months ended March 31, 2000 were 43%, as compared to 35% of revenues for the same prior-year period.

         Gross margins on identification systems revenues were 49% for the three months ended March 31, 2000 compared to 37% in the same prior-year period. This increase is due mainly to a favorable product mix, lower per-unit installation and training costs attributable mainly to a favorable geographic concentration of installations, and improved per-unit warranty costs.

         Maintenance margins for the three months ended March 31, 2000 and 1999 were 25% and 27%, respectively. The decrease in maintenance margins is due primarily to initial costs associated with the establishment of remote field service locations to support the growth of the live-scan systems installation base.

         There was no gross margin generated by Integral Partners, Inc. for the three months ended March 31, 2000 compared to 39% gross margin for the same prior-year period.

         Sales and marketing expenses for the three-month period ended March 31, 2000 were 12% of total revenues compared to 9% for the same three-month prior-year period. The increase in sales and marketing costs as a percentage of total revenue is due to an increase in sales and marketing expenses and to the decrease in revenue. The increase in absolute dollars of sales and marketing expenses for the current-year three-month period is due primarily to an increase in personnel-related costs and new product promotional activities. Engineering and development expenses were 13% of total revenues for the three-month period ended March 31, 2000 compared to 10% for the same period a year ago. This increase is due primarily to decreased revenues and increased new product development costs, partially offset by decreased engineering expenses associated with Integral Partners, Inc. and increased billable custom software services. Engineering expenses for the three-month periods ending March 31, 2000 and 1999 are net of $212,000 and $77,000, respectively, of costs related to a Federally funded demonstration project grant. The Company expects continued increases in absolute dollars for engineering and development expenses in future periods. General and administrative expenses for the three-month periods ended March 31, 2000 and 1999 were 14% of total revenues. The decrease in absolute dollars for general and administrative expenses is due primarily to a decrease in legal fees incurred in connection with legal action taken by a competitor against one of the Company's customers in an unsuccessful effort to prevent the Company's contract with the customer from proceeding forward and a decrease in personnel-related costs associated with Integral Partners, Inc.

         Interest income increased to $66,000 for the three months ended March 31, 2000 from $7,000 for the same period in fiscal 1999 due to higher cash balances.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Interest expense decreased to less than $1,000 for the three months ended March 31, 2000 from $48,000 for the same prior-year period. The decrease is primarily due to conversion of convertible debentures and reduced borrowings on a line of credit.

         The Company generated net income for the three-month period ended March 31, 2000 of $321,000, or $0.02 per share, as compared to a net income of $90,000, or $0.01 per share, for the same prior-year period.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

         Total revenues were $11,585,000 for the six months ended March 31, 2000 compared to $7,559,000 for the same prior-year period. Identification systems revenues were $9,399,000 compared to $5,588,000 in the same prior-year period. This 68% increase is due primarily to an increase in the number of live-scan systems sold during the six months ended March 31, 2000, an increase in revenues from new product offerings including photographic imaging systems, server-level products and palm scanning systems, and an increase in revenues from customized software services, partially offset by a decrease in the average selling price per live-scan system.

         Maintenance revenues were $2,186,000 for the six months ended March 31, 2000 compared to $1,711,000 for the same prior-year period, an increase of 28%. This increase is due primarily to a larger installed base of live-scan systems covered by maintenance agreements.

         There were no revenues generated by the Company's wholly owned subsidiary Integral Partners, Inc. for the six months ended March 31, 2000 compared to $259,000 for the same prior-year period.

         Revenues from two customers in the six-month period ended March 31, 2000 accounted for 23% and 15%, respectively, of total revenues. Revenues from one customer in the same prior-year period accounted for 32% of total revenues. Export revenues for the six-month periods ended March 31, 2000 and 1999 were less than 1% of total revenues.

         Overall gross margins for the six months ended March 31, 2000 were 36%, as compared to 33% of revenues for the same prior-year period.

         Gross margins on identification systems revenues were 38% for the six months ended March 31, 2000 compared to 36% in the same prior-year period. This increase is due primarily to lower production and warranty costs per system, partially offset by lower average selling prices.

         Maintenance margins for the six months ended March 31, 2000 and 1999 were 26% and 22%, respectively. The increase in maintenance margins is due primarily to the increase in maintenance revenues and decrease in maintenance costs per system due to economies of scale from a larger installed base of live-scan systems.

         There was no gross margin generated by Integral Partners, Inc. for the six months ended March 31, 2000 compared to 45% gross margin for the same prior-year period.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Sales and marketing expenses for the six-month period ended March 31, 2000 were 10% of total revenues compared to 12% for the same six-month prior-year period. The decrease in sales and marketing costs as a percentage of total revenue is due primarily to the increase in revenues. The increase in absolute dollars of sales and marketing expenses for the current-year six-month period is due primarily to an increase in personnel-related costs and new product promotional activities. Engineering and development expenses were 9% of total revenues for the six-month period ended March 31, 2000 compared to 15% for the same period a year ago. The decrease is due primarily to an increase in revenues, an increase in billable engineering activities and a decrease in engineering expenses associated with Integral Partners, Inc., partially offset by an increase in new product development costs. Engineering expenses for the six-month periods ending March 31, 2000 and 1999 are net of $450,000 and $77,000, respectively, of costs related to a Federally funded demonstration project grant. The Company expects continued increases in absolute dollars for engineering and development expenses in future periods. General and administrative expenses for the six-month periods ended March 31, 2000 and 1999 were 11% and 18%, respectively, of total revenues. The decrease is due primarily to the increase in revenues. The decrease in absolute dollars for general and administrative expenses is due primarily to a decrease in legal fees incurred in connection with legal action taken by a competitor against one of the Company's customers in an unsuccessful effort to prevent the Company's contract with the customer from proceeding forward and a decrease in personnel-related costs associated with Integral Partners, Inc., partially offset by an increase in other general administrative expenses.

         Interest income increased to $106,000 for the six months ended March 31, 2000 from $13,000 for the same period in fiscal 1999 due to higher cash balances.

         Interest expense decreased to $6,000 for the six months ended March 31, 2000 from $212,000 for the same prior-year period. The decrease is primarily due to a $125,000 non-cash charge during the prior-year six-month period for the intrinsic value of the beneficial conversion feature of convertible debentures, conversion of convertible debentures and reduced borrowings on a line of credit.

         The Company generated net income for the six-month period ended March 31, 2000 of $767,000, or $0.05 per share, as compared to a net loss of $1,103,000, or $0.08 per share loss, for the same prior-year period.

INFLATION

         The Company does not believe inflation has significantly affected revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

         At March 31, 2000, the Company had carryforwards of net operating losses of approximately $34,700,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount approximately $2,723,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in credited to additional

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


paid-in capital. The carryforwards expire annually beginning in 2003. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the published U.S. Internal Revenue Service long-term federal tax exempt rate. A total of $3,000,000 of the net operating loss carryforwards at March 31, 2000 is subject to an annual net operating loss limitation, estimated at $350,000, resulting from the change in control of the Company which occurred, for income tax purposes, on December 14, 1990, the date of the Company's initial public offering. If the limited carryforward amount for any tax year exceeds the regular taxable income for such year, then the unused portion may generally be carried forward to increase the annual limitation for the following year. Utilization of net operating losses aggregating $31,700,000 which were incurred subsequent to the change of ownership are not limited. However, any future ownership change could create a limitation with respect to these loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         Effective January 1, 2000, the Company established an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with Associated Bank, formerly named Riverside Bank. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire in November 2000. This line of credit replaced the Company's previously outstanding line of credit. There were no borrowings under this line of credit at March 31, 2000.

         For the period from the Company's inception in 1985 through March 31, 2000, the Company's cumulative deficit was $39,345,000. The Company generated its first net income during fiscal 1999.

         At March 31, 2000, the Company had $5,824,000 in cash and cash equivalents. Historically, the Company has been reliant on the availability of outside capital to sustain its operations. However, the Company's operations have experienced positive cash flow, excluding external financing, since the third quarter of fiscal 1999. Management believes that cash, cash equivalents, and other working capital provided from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements of the Company's current business. Additional capital may be required if the Company seeks to expand into new business areas.

ANALYSIS OF CASH FLOWS FROM OPERATIONS

         Net cash provided by operating activities was $2,005,000 for the six months ended March 31, 2000 compared to $1,593,000 of net cash used in the same prior-year period. This favorable cash flow impact resulted primarily from the net income generated during the current-year period, an increase in deferred maintenance revenue and a reduced balance of accounts receivable, partially offset by decreases in installation and warranty accruals, and an increase in inventory during the current-year period.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Net cash used in investing activities was $339,000 for the six months ended March 31, 2000 compared to $140,000 of cash used in investing activities the same prior-year period. The increase was due primarily to purchases of computer equipment to support the customer service organization and investments in marketing demonstration equipment.

         Net cash provided by financing activities was $982,000 for the six-month period ended March 31, 2000 compared to $1,569,000 during the same prior-year period. Cash from financing activities was provided primarily from stock option exercises during the current-year period and from private placements of common stock and the issuance of convertible debentures during the prior-year period.

YEAR 2000 PHENOMENON

         Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to accurately process certain date-based information, including correct leap year recognition, at or after January 1, 2000. This is commonly referred to as the "Year 2000" phenomenon.

         The Company did not encounter any material financial or operational impact on its internal systems, products or procurements from vendors relating to the Year 2000 phenomenon.

         The Company believes its revenues during the first six months of fiscal 2000 were adversely affected by current and prospective customers who delayed procurements, installation and other activities related to purchases of products and services of the Company in order to evaluate and/or correct Year 2000 issues with other vendors.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the Company's market risks since September 30, 1999.

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

         (a)      Not applicable.
         (b)      Not applicable.
         (c)      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  No changes since September 30, 1999

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           The Company held its Annual Meeting of Stockholders
                  on February 8, 2000. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 as amended. At the meeting, sufficient favorable votes were cast to approve the following management proposals:

                  * Adopt an Amendment to the 1992 Restricted Stock Plan to increase the number of shares of common stock authorized for issuance thereunder from 250,000 to 350,000. The results of the vote on this proposal were 6,184,041 shares voted for approval; 379,051 shares voted against; 106,568 shares abstaining and 8,367,401 broker non-votes.

                  * Adopt an Amendment to the 1998 Stock Option Plan to increase the number of shares of common stock authorized for issuance thereunder from 600,000 to 1,400,000. The results of the vote on this proposal were 6,027,440 shares voted for approval; 523,597 shares voted against; 118,623 shares abstaining and 8,367,401 broker non-votes.

ITEM 5. OTHER INFORMATION

                  None

ITEM 6. (a) EXHIBITS


            Exhibit 27    Financial Data Schedule.

        (b) REPORTS ON FORM 8-K

                   There were no reports on Form 8-K filed by the Company during the three-month period ended March 31, 2000.

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




                                       DIGITAL BIOMETRICS, INC.
                                       ------------------------
                                             (Registrant)




May 11, 2000                           /s/ John J. Metil
                                       -----------------
                                         John J. Metil
                                       Executive Vice President,
                                       Chief Operating Officer and
                                       Chief Financial Officer