Form 10-Q
period 2000-06-30
DIGITAL BIOMETRICS INC
filed 2000-08-11
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    June 30, 2000
                              --------------------------------------------------

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

                                 (952) 932-0888
                                 --------------
              (Registrant's telephone number, including area code)


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

    Common Stock, $.01 par value           July 31, 2000 - 16,819,225 shares
    ----------------------------           ---------------------------------
             (Class)                                 (Outstanding)

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 2000
                                      INDEX


PART I - FINANCIAL INFORMATION:
                                                                            PAGE
         ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)
                            CONSOLIDATED BALANCE SHEETS                       4
                            CONSOLIDATED STATEMENTS OF OPERATIONS             5
                            CONSOLIDATED STATEMENTS OF CASH FLOWS             6
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        7

         ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS         11

         ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK                                     17


PART II - OTHER INFORMATION:

         ITEM 1.       LEGAL PROCEEDINGS                                     17

         ITEM 2.       CHANGES IN SECURITIES                                 17

         ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                       17

         ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                       SECURITY HOLDERS                                      17

         ITEM 5.       OTHER INFORMATION                                     17

         ITEM 6. (a)   EXHIBITS                                              17
                 (b)   REPORTS ON FORM 8-K                                   17

SIGNATURES                                                                   18
----------

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 2000

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

                     DIGITAL BIOMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 June 30,       September 30,
                                                                                   2000              1999
                                                                              -------------     -------------
Current assets:
     Cash and cash equivalents                                                $   4,072,717     $   3,175,868
     Accounts receivable, less allowance for doubtful accounts of $112,000
         and $128,587, respectively                                               4,785,843         7,415,334
     Inventory (note 4)                                                           4,419,663         2,972,998
     Prepaid expenses and other costs                                               297,822           195,887
                                                                              -------------     -------------
         Total current assets                                                    13,576,045        13,760,087
                                                                              -------------     -------------

Property and equipment                                                            3,103,033         2,744,454
     Less accumulated depreciation and amortization                              (2,158,794)       (1,783,030)
                                                                              -------------     -------------
                                                                                    944,239           961,424
                                                                              -------------     -------------

Other assets                                                                         40,361            25,270
                                                                              -------------     -------------
                                                                              $  14,560,645     $  14,746,781
                                                                              =============     =============

Current liabilities:
     Accounts payable                                                         $     692,138     $   1,826,451
     Deferred revenue                                                             3,355,246         2,319,828
     Other accrued expenses (note 6)                                              1,534,016         3,171,707
     Current installments of capital lease obligations                                   --            57,292
                                                                              -------------     -------------
         Total current liabilities                                                5,581,400         7,375,278

Capital lease obligations, less current installments                                     --            93,077
Convertible debentures                                                                   --           148,097
                                                                              -------------     -------------
         Total liabilities                                                        5,581,400         7,616,452
                                                                              -------------     -------------

Stockholders' equity (note 7):
     Preferred stock, undesignated, par value $.01 per share, 5,000,000
         shares authorized, none issued                                                  --                --
     Common stock, $.01 par value. Authorized, 40,000,000 shares; issued
         and outstanding 16,819,225 and 16,017,629 shares, respectively             168,192           160,176
     Additional paid-in capital                                                  48,665,336        47,157,996
     Deferred compensation                                                         (109,125)          (75,500)
     Accumulated deficit                                                        (39,745,158)      (40,112,343)
                                                                              -------------     -------------
         Total stockholders' equity                                               8,979,245         7,130,329

                                                                              -------------     -------------
                                                                              $  14,560,645     $  14,746,781
                                                                              =============     =============

          See accompanying notes to consolidated financial statements.

                     DIGITAL BIOMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                                       Three Months Ended                Nine Months Ended
                                                            June 30,                         June 30,
                                                     2000             1999             2000             1999
                                                 ------------     ------------     ------------     ------------
Revenues:
     Identification systems                      $  2,598,414     $  5,312,409     $ 11,997,673     $ 10,900,850
     Maintenance                                    1,303,031          951,914        3,489,032        2,663,347
     Integral Partners, Inc.                               --               --               --          258,720
                                                 ------------     ------------     ------------     ------------
         Total revenues                             3,901,445        6,264,323       15,486,705       13,822,917
                                                 ------------     ------------     ------------     ------------

Cost of revenues:
     Identification systems                         1,209,175        3,250,108        7,000,525        6,829,253
     Maintenance                                      932,693          787,704        2,555,327        2,120,575
     Integral Partners, Inc.                               --               --               --          142,767
                                                 ------------     ------------     ------------     ------------
         Total cost of revenues                     2,141,868        4,037,812        9,555,852        9,092,595
                                                 ------------     ------------     ------------     ------------
     Gross margin                                   1,759,577        2,226,511        5,930,853        4,730,322
                                                 ------------     ------------     ------------     ------------

Selling, general and administrative expenses:
     Sales and marketing                              618,605          564,501        1,757,956        1,453,096
     Engineering and development                    1,025,065          534,961        2,112,567        1,677,728
     General and administrative                       585,363          652,047        1,865,184        2,027,499
                                                 ------------     ------------     ------------     ------------
         Total expenses                             2,229,033        1,751,509        5,735,707        5,158,323
                                                 ------------     ------------     ------------     ------------

Income (loss) from operations                        (469,456)         475,002          195,146         (428,001)
                                                 ------------     ------------     ------------     ------------

Other income (expense):
     Interest income                                   69,921            3,923          176,374           16,730
     Interest expense                                    (274)         (45,382)          (6,383)        (257,749)
     Other income (expense)                              (400)         (10,207)           2,048          (10,207)
                                                 ------------     ------------     ------------     ------------
         Total other income (expense)                  69,247          (51,666)         172,039         (251,226)

                                                 ------------     ------------     ------------     ------------
         Net income (loss)                       $   (400,209)    $    423,336     $    367,185     $   (679,227)
                                                 ============     ============     ============     ============

Net income (loss) per common share               $      (0.02)    $       0.03     $       0.02     $      (0.05)
                                                 ============     ============     ============     ============

Net income (loss) per common share -
     assuming dilution                           $      (0.02)    $       0.03     $       0.02     $      (0.05)
                                                 ============     ============     ============     ============

Weighted average common shares
     outstanding                                   16,815,201       15,130,682       16,515,855       14,559,270
                                                 ============     ============     ============     ============

Weighted average common shares
     outstanding - assuming dilution               16,815,201       15,243,357       18,022,140       14,559,270
                                                 ============     ============     ============     ============

          See accompanying notes to consolidated financial statements.

                     DIGITAL BIOMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                              June 30,
                                                                   -----------------------------
                                                                       2000             1999
                                                                   ------------     ------------
Cash flows from operating activities:
         Net income (loss)                                         $    367,185     $   (679,227)
         Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
                  Provision for doubtful accounts receivable            (16,587)           4,801
                  Deferred compensation amortization                     42,875           43,500
                  Depreciation and amortization                         488,115          446,181
                  Write-off of intangible assets                             --           14,694
                  (Gain) loss on disposal of fixed assets                (2,048)          10,207
                  Interest expense amortization for the
                     intrinsic value of the beneficial
                     conversion feature of convertible
                     debentures                                              --          125,000
                  Interest expense on debentures converted
                     into common stock                                   12,350           24,581

         Changes in operating assets and liabilities:
                  Accounts receivable                                 2,646,078       (1,651,657)
                  Inventories                                        (1,446,665)         361,945
                  Prepaid expenses                                     (101,936)          11,558
                  Accounts payable                                   (1,134,313)        (675,621)
                  Deferred revenue                                    1,035,418          223,779
                  Accrued expenses                                   (1,482,930)         591,545
                                                                   ------------     ------------
         Net cash provided by (used in) operating activities            407,542       (1,148,714)
                                                                   ------------     ------------

Cash flows from investing activities:
         Purchase of property and equipment                            (459,548)        (266,075)
         Proceeds from disposal of property and equipment                12,794              700
         Patents, trademarks, copyrights and licenses                   (29,683)          (5,773)
                                                                   ------------     ------------
         Net cash used in investing activities                         (476,437)        (271,148)
                                                                   ------------     ------------

Cash flows from financing activities:
         Issuance of convertible debentures, net                             --          450,111
         Principal payments on capital lease obligations               (150,369)         (43,761)
         Private placement of common stock                                   --          889,877
         Exercise of options and warrants                             1,116,113               --
         Net line of credit advances                                         --          428,406
                                                                   ------------     ------------
         Net cash provided by financing activities                      965,744        1,724,633
                                                                   ------------     ------------

Increase in cash and cash equivalents                                   896,849          304,771

Cash and cash equivalents at beginning of period                      3,175,868          840,616
                                                                   ------------     ------------

Cash and cash equivalents at end of period                         $  4,072,717     $  1,145,387
                                                                   ============     ============

          See accompanying notes to consolidated financial statements.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

         The consolidated financial statements include the accounts of Digital Biometrics, Inc. and its wholly owned subsidiary Integral Partners, Inc. All significant intercompany balances and transactions have been eliminated on consolidation.

         The Company generally recognizes product sales on the date of shipment for orders which are f.o.b. origin and upon delivery for f.o.b. destination. Revenue for professional services contracts and systems integration services revenues are recognized using the percentage of completion method, completed contract basis or on a time-and-materials basis. Revenues from maintenance and repair contracts are recognized over the period of the agreement. Services revenues are recognized when the related services are performed. The Company's standard terms of sale are payment due net in thirty days, f.o.b. Digital Biometrics, Inc. Terms of sale and shipment may, however, be subject to negotiation and may affect the Company's timing and criteria for revenue recognition.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company will be required to adopt the new standard beginning with the fourth quarter of fiscal 2001. The impact of adoption on the Company's financial statements has not yet been determined.

(2) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company extends credit to substantially all of its customers. Approximately 96% and 94%, respectively, of customer accounts receivable at June 30, 2000 and September 30, 1999 were from government agencies. At September 30, 1999 53% of accounts receivable from government agencies were from two customers.

         Revenues from one customer in the three-month period ended June 30, 2000 accounted for 17% of total revenues, and revenues from three customers in the three-month period ended June 30, 1999 accounted for 24%, 16% and 14% of total revenues. Revenues from two customers in the nine-month period ended June 30, 2000 accounted for 19% and 13% of total revenues, and revenues from two customers in the nine-month period ended June 30, 1999 accounted for 28% and 10% of total revenues.

         Export revenues for the three-month period ended June 30, 2000 were less than 1% of total revenues compared to 5% of total revenues for the same period in 1999. Export revenues for the nine-month period ended June 30, 1999 were less than 1% of total revenues as compared to 3% for the same period in 1999.

(3) STATEMENT OF CASH FLOWS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                            Nine Months Ended
                                                                June 30,
                                                           2000          1999
                                                        ----------   -----------
             Cash paid during the period for interest     $4,672       $51,525
                                                        ==========   ===========

             SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

                  In October 1999, the Company issued 116,369 shares of common stock for the conversion of the final remaining principal aggregating $150,000 plus $12,252 of accrued interest at an average conversion price of $1.39 per share.

(4) INVENTORY

         Inventory is valued at standard cost which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                                      June 30,     September 30,
                                                        2000           1999
                                                    ------------   ------------

                    Components and subassemblies      $3,074,400     $2,307,600
                    Work in process                      474,897        434,714
                    Finished goods                       870,366        230,684
                                                    ------------   ------------
                                                      $4,419,663     $2,972,998
                                                    ============   ============

(5) LINE OF CREDIT

         Effective January 1, 2000, the Company established an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with Associated Bank Minnesota, formerly named Riverside Bank. Borrowings under this line of credit are secured by all the assets of the Company. This line of credit replaced the Company's previous line of credit agreement. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire in November 2000. There were no borrowings under this line at June 30, 2000.

(6) OTHER ACCRUED EXPENSES

         Other accrued expenses consists of:
                                                      June 30,    September 30,
                                                        2000            1999
                                                   ------------   -------------

             Accrued salaries, bonuses and
               commissions                          $   279,504     $   773,106
             Accrued vacation                           301,174         195,757
             Accrued warranty                           241,965         745,104
             Accrued installation costs                 412,500       1,107,200
             Other accrued expenses                     298,873         350,540
                                                   ------------   -------------
                                                    $ 1,534,016     $ 3,171,707
                                                   ============   =============

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

(7) STOCKHOLDERS' EQUITY

         During the three-month period ended June 30, 2000, the Company granted stock option awards to executive and non-executive employees for the purchase of an aggregate of 651,500 shares of common stock. These options are exercisable at prices from $3.5625 to $4.50 per share and expire in 2007.

(8) NET INCOME (LOSS) PER COMMON SHARE

         The per share computations are based on the weighted average number of common shares outstanding during the periods.

                                                        Three Months Ended               Nine Months Ended
                                                              June 30,                        June 30,
                                                  -----------------------------    ----------------------------
                                                      2000             1999            2000            1999
                                                  ------------     ------------    ------------    ------------
Shares outstanding at beginning of period           16,806,726       15,130,682      16,017,629      13,661,832

Shares issued under retirement plan                         --               --          45,855          87,897

Restricted stock awards, net of forfeitures                 --               --          10,269          43,200

Shares issued for private placements                        --               --              --         694,996

Exercise of options and warrants                        12,499               --         629,103              --

Shares issued upon conversion of debentures                 --               --         116,369         642,757
                                                  ------------     ------------    ------------    ------------
Shares outstanding at end of period                 16,819,225       15,130,682      16,819,225      15,130,682
                                                  ============     ============    ============    ============
Weighted average common shares outstanding          16,815,201       15,130,682      16,515,855      14,559,270

Dilutive common shares assumes:
     Options                                                --           51,753       1,045,151              --
     Warrants                                               --           60,922         461,134              --
                                                  ------------     ------------    ------------    ------------
Weighted average common shares outstanding -
     assuming dilution                              16,815,201       15,243,357      18,022,140      14,559,270
                                                  ============     ============    ============    ============
Net income (loss)                                 $   (400,209)    $    423,336    $    367,185    $   (679,227)
                                                  ============     ============    ============    ============
Net income (loss) per common share                $      (0.02)    $       0.03    $       0.02    $      (0.05)
                                                  ============     ============    ============    ============
Net income (loss) per common share - assuming
     dilution                                     $      (0.02)    $       0.03    $       0.02    $      (0.05)
                                                  ============     ============    ============    ============

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

         The following is a summary of those securities outstanding at June 30 for the respective periods, which have been excluded from the calculations because the effect on net income (loss) per common share would not have been dilutive:

                           For the Three-Month Period     For the Nine-Month Period
                                  Ended June 30,                Ended June 30,
                          ---------------------------     -------------------------
                               2000          1999            2000          1999
                          ---------------------------     -------------------------
Options                     2,513,809      1,746,100        103,500      1,982,600
Warrants                      697,910      1,070,334        112,893      1,370,389
Convertible debentures             --        760,064             --        760,064

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 2000

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

         Digital Biometrics, Inc., (the "Company," "Digital Biometrics" or "DBI") is a leading provider of identification information systems that employ "biometric" technology, which is the science of identifying individuals by measuring distinguishing biological characteristics. DBI's biometric identification systems and information technology services enable law enforcement and other government agencies to identify and manage information about individuals, and help commercial employers and government agencies to conduct background checks on applicants for employment, citizenship, permits and the like. DBI's offerings include computer-based fingerprinting and photographic systems, software tools, multi-media data storage and communications servers, and the systems integration and software development services required to implement identification management systems.

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

         The Company's main products are special-purpose, computer-based systems for "live-scan" fingerprint capture, data transmission and receipt of return information. These live-scan systems employ patented, high-resolution optics and specialized hardware and software, combined with industry-standard computer hardware and software, to create highly optimized, special-purpose systems which capture, digitize, print and transmit forensic-grade fingerprint and photographic images along with text, and receive information back.

         The Company's strategy is to continue to market live-scan systems to law enforcement agencies and to expand its product and service offerings and the markets it serves. The law enforcement market for live-scan biometric products is well established. The Company believes

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 2000

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

         A majority of the Company's revenues in the three and nine-month periods ended June 30, 2000 and 1999 were derived from live-scan systems sales, photographic image capture systems, maintenance and applications development services to governmental customers. The Company's sales have historically included large purchases by a relatively small number of customers. This concentration of sales among few relatively large customers is expected to continue in the foreseeable future. The law enforcement market and government procurement processes are subject to budgetary, economic and political considerations which vary significantly from state to state and among different agencies. These characteristics, together with the increasing level of competition within the live-scan electronic fingerprint industry, have resulted (and are expected to continue to result) in an irregular revenue cycle for the Company. The quarter-to-quarter fluctuations in the Company's revenues and earnings will continue to be difficult to predict.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Total revenues were $3,901,000 for the three months ended June 30, 2000 compared to $6,264,000 for the same prior-year period. Identification systems revenues were $2,598,000 compared to $5,312,000 in the same prior-year period. This 51% decrease is due primarily to a decrease in the number of live-scan systems sold during the three months ended June 30, 2000, partially offset by an increase in the average selling price per live-scan system, and an increase in revenues for custom software services.

         Maintenance revenues were $1,303,000 for the three months ended June 30, 2000 compared to $952,000 for the same prior-year period, an increase of 37%. This increase is due primarily to a larger installed base of live-scan systems covered by maintenance agreements.

         Revenues from one customer in the three-month period ended June 30, 2000 accounted for 17% of total revenues, and revenues from three customers in the three-month period ended June 30, 1999 accounted for 24%, 16% and 14% of total revenues. Export revenues for the three-month period ended June 30, 2000 were less than 1% of total revenues compared to 5% of total revenues for the same period in 1999.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Overall gross margins for the three months ended June 30, 2000 were 45%, as compared to 36% of revenues for the same prior-year period.

         Gross margins on identification systems revenues were 53% for the three months ended June 30, 2000 compared to 39% in the same prior-year period. This increase is due mainly to lower per-unit installation and training costs attributable to a favorable geographic concentration of installations, a $276,000 reduction in accrued installation costs applicable to a favorable change in an equipment installation obligation, improved per-unit warranty costs, and a favorable product mix. Gross margins on identification systems revenues for future periods are expected to approximate historical margins.

         Maintenance margins for the three months ended June 30, 2000 and 1999 were 28% and 17%, respectively. The increase in product maintenance and support margins is due primarily to accrued costs in the prior-year period to implement Year 2000 compliant software for customers with maintenance contracts.

         Sales and marketing expenses for the three-month period ended June 30, 2000 were 16% of total revenues compared to 9% for the same three-month prior-year period. The increase in sales and marketing costs as a percentage of total revenue is due primarily to the decrease in revenue. The increase in absolute dollars of sales and marketing expenses for the current-year three-month period is due primarily to an increase in new product promotional activities. Engineering and development expenses were 26% of total revenues for the three-month period ended June 30, 2000 compared to 9% for the same period a year ago. This increase is due primarily to decreased revenues and increased new product development costs, partially offset by an increase in engineering resources used for cost of sales activity. Engineering expenses for the three-month periods ending June 30, 2000 and 1999 are net of $128,000 and $166,000, respectively, of costs related to a Federally funded demonstration project grant. General and administrative expenses for the three-month periods ended June 30, 2000 and 1999 were 15% and 10%, respectively, of total revenues. This increase is due primarily to decreased revenues. The decrease in absolute dollars of general and administrative expenses for the current-year three-month period is due primarily to a decrease in bonus accruals.

         Interest income increased to $70,000 for the three months ended June 30, 2000 from $4,000 for the same period in fiscal 1999 due to higher cash balances.

         Interest expense decreased to less than $1,000 for the three months ended June 30, 2000 from $45,000 for the same prior-year period. The decrease is primarily due to conversion of convertible debentures and no borrowings on a line of credit during the current-year period.

         The Company generated net loss for the three-month period ended June 30, 2000 of $400,000, or $0.02 per share loss, as compared to a net income of $423,000, or $0.03 per share, for the same prior-year period.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

         Total revenues were $15,487,000 for the nine months ended June 30, 2000 compared to $13,823,000 for the same prior-year period. Identification systems revenues were $11,998,000 compared to $10,901,000 in the same prior-year period. This 10% increase is due primarily to an

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


increase in the number of live-scan systems sold during the nine months ended June 30, 2000, an increase in revenues from new product offerings including photographic imaging systems and palm scanning systems, and an increase in revenues from customized software services, partially offset by a decrease in the average selling price per live-scan system.

         Maintenance revenues were $3,489,000 for the nine months ended June 30, 2000 compared to $2,663,000 for the same prior-year period, an increase of 31%. This increase is due primarily to a larger installed base of live-scan systems covered by maintenance agreements.

         There were no revenues generated by the Company's wholly owned subsidiary Integral Partners, Inc. for the nine months ended June 30, 2000 compared to $259,000 for the same prior-year period.

         Revenues from two customers in the nine-month period ended June 30, 2000 accounted for 19% and 13%, respectively, of total revenues. Revenues from two customers in the same prior-year period accounted for 28% and 10% of total revenues. Export revenues for the nine-month period ended June 30, 2000 were less than 1% of total revenues compared to 3% of total revenues in the same prior-year period.

         Overall gross margins for the nine months ended June 30, 2000 were 38%, as compared to 34% of revenues for the same prior-year period.

         Gross margins on identification systems revenues were 42% for the nine months ended June 30, 2000 compared to 37% in the same prior-year period. This increase is due primarily to lower production, installation, training and warranty costs per system and a favorable product mix, partially offset by lower average selling prices.

         Maintenance margins for the nine months ended June 30, 2000 and 1999 were 27% and 20%, respectively. The increase in maintenance margins is due primarily to accrued costs in the prior-year period to implement Year 2000 compliant software for customers with maintenance contracts.

         There was no gross margin generated by Integral Partners, Inc. for the nine months ended June 30, 2000 compared to 45% gross margin for the same prior-year period.

         Sales and marketing expenses for the nine-month period ended June 30, 2000 and 1999 were 11% of total revenues. The increase in absolute dollars of sales and marketing expenses for the current-year nine-month period is due primarily to an increase in personnel-related costs and new product promotional activities. Engineering and development expenses were 14% of total revenues for the nine-month period ended June 30, 2000 compared to 12% for the same period a year ago. The increase is due primarily to an increase in new product development costs, partially offset by a decrease in engineering expenses associated with Integral Partners, Inc. and an increase in engineering resources used for cost of sales activity. Engineering expenses for the nine-month periods ending June 30, 2000 and 1999 are net of $363,000 and $243,000, respectively, of costs related to a Federally funded demonstration project grant. General and administrative expenses for the nine-month periods ended June 30, 2000 and 1999 were 12% and 15%, respectively, of total revenues. The decrease is due primarily to the increase in revenues, a decrease in legal fees incurred

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


in connection with legal action taken by a competitor against one of the Company's customers in an unsuccessful effort to prevent the Company's contract with the customer from proceeding forward and a decrease in personnel-related costs associated with Integral Partners, Inc. These were partially offset by an increase in other general administrative expenses.

         Interest income increased to $176,000 for the nine months ended June 30, 2000 from $17,000 for the same period in fiscal 1999 due to higher cash balances.

         Interest expense decreased to $6,000 for the nine months ended June 30, 2000 from $258,000 for the same prior-year period. The decrease is primarily due to a $125,000 non-cash charge during the prior-year nine-month period for the intrinsic value of the beneficial conversion feature of convertible debentures, conversion of convertible debentures and no borrowings on the line of credit during the current-year period.

         The Company generated net income for the nine-month period ended June 30, 2000 of $367,000, or $0.02 per share, as compared to a net loss of $679,000, or $0.05 per share loss, for the same prior-year period.

INFLATION

         The Company does not believe inflation has significantly affected revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

         At June 30, 2000, the Company had carryforwards of net operating losses of approximately $35,600,000 that may allow the Company to reduce future income taxes that would otherwise be payable. Of this amount approximately $2,730,000 relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $1,092,000 credited to additional paid-in capital. The carryforwards expire annually beginning in 2003. The Company's net operating loss carryforwards that are subject to limitation on use pursuant to the Internal Revenue Code Section 382 due to prior ownership changes. The annual limitation on use of net operating losses is calculated by multiplying the value of the corporation immediately prior to the change in ownership by the published U.S. Internal Revenue Service long-term federal tax exempt rate. Future ownership change could create a limitation with respect to these loss carryforwards.

                            DIGITAL BIOMETRICS, INC.
                        THREE MONTHS ENDED JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         Effective January 1, 2000, the Company established an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with Associated Bank Minnesota, formerly named Riverside Bank. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire in November 2000. This line of credit replaced the Company's previously outstanding line of credit. There were no borrowings under this line of credit at June 30, 2000.

         For the period from the Company's inception in 1985 through June 30, 2000, the Company's cumulative deficit was $39,745,000. The Company generated its first net income during fiscal 1999.

         At June 30, 2000, the Company had $4,073,000 in cash and cash equivalents. Historically, the Company has been reliant on the availability of outside capital to sustain its operations. Management believes that cash, cash equivalents, and other working capital provided from operations, together with the available line of credit, are sufficient to meet current and foreseeable operating requirements of the Company's current business. Additional capital may be required if the Company seeks to expand into new business areas.

ANALYSIS OF CASH FLOWS FROM OPERATIONS

         Net cash provided by operating activities was $408,000 for the nine months ended June 30, 2000 compared to $1,149,000 of net cash used in the same prior-year period. This favorable cash flow impact resulted primarily from the net income generated during the current-year period, an increase in deferred maintenance revenue and a reduced balance of accounts receivable, partially offset by decreases in installation and warranty accruals, a reduced balance of accounts payable and an increase in inventory during the current-year period.

         Net cash used in investing activities was $476,000 for the nine months ended June 30, 2000 compared to $271,000 of cash used in investing activities the same prior-year period. The increase was due primarily to purchases of computer equipment to support the customer service organization and investments in marketing demonstration equipment.

         Net cash provided by financing activities was $966,000 for the nine-month period ended June 30, 2000 compared to $1,725,000 during the same prior-year period. Cash from financing activities was provided primarily from stock option exercises during the current-year period and from private placements of common stock and the issuance of convertible debentures during the prior-year period.

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

         (a)      Not applicable.
         (b)      Not applicable.
         (c)      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  No changes since September 30, 1999

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5. OTHER INFORMATION

                  None

ITEM 6. (a)       EXHIBITS


                  Exhibit 27       Financial Data Schedule.

         (b)      REPORTS ON FORM 8-K

                           There were no reports on Form 8-K filed by the
                  Company during the three-month period ended June 30, 2000.

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




                                       DIGITAL BIOMETRICS, INC.
                                       ------------------------
                                             (Registrant)




August 11, 2000                        /s/ John J. Metil
                                       -----------------
                                              John J. Metil
                                       Executive Vice President,
                                       Chief Operating Officer and
                                       Chief Financial Officer