Form 10-K405
period 2000-09-30
DIGITAL BIOMETRICS INC
filed 2000-12-08
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended      September 30, 2000
                         -------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number:               0-18856
                       ---------------------------------------------------------


                            DIGITAL BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       41-1545069
           --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

5600 Rowland Road, Minnetonka, Minnesota   55343           (952) 932-0888
---------------------------------------------------        --------------
(Address of principal executive offices) (Zip Code)   (Registrant's telephone
                                                    number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
                                                            --------------------

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value
                                                            --------------------

                                                            Common Stock
                                                            purchase rights
                                                            --------------------

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

      Common Stock, $.01 par value      November 30, 2000 - 16,905,642 shares
      ----------------------------      -------------------------------------
                 (Class)                             (Outstanding)

The aggregate market value of Common Stock held by non-affiliates as of November 30, 2000: $71,685,075

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the proxy statement for the 2001 Annual Meeting of Stockholders to be held during the second quarter of fiscal 2001 have been incorporated by reference in response to Items 10, 11, 12 and 13 of Part III.

                                TABLE OF CONTENTS
                                    FORM 10-K


                                                                            Page
                                                                            ----
                                     PART I
Item  1.  Business                                                             3

Item  2.  Properties                                                          10

Item  3.  Legal Proceedings                                                   10

Item  4.  Submission of Matters to a Vote of Security Holders                 10

                                 PART II

Item  5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters                                                 11

Item  6.  Selected Financial Data                                             12

Item  7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               13

Item  8.  Consolidated Financial Statements and Supplementary Data            25

Item  9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                42

                                PART III

Item 10.  Directors and Executive Officers of the Registrant                  42

Item 11.  Executive Compensation                                              42

Item 12.  Security Ownership of Certain Beneficial Owners and Management      42

Item 13.  Certain Relationships and Related Transactions                      42

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K      43


TENPRINTER(R), DBI FingerPrinter CMS(R), SQUID(R), TRAK-21(R) and the Company's mechanical hand logo have been registered as trademarks with the U.S. Patent and Trademark Office. The Company has applied for registration of the DBI IBIS(TM) trademark. In addition, FC-5(TM), FC-6(TM), FC-7(TM), FC-11(TM), FC-21(TM) and FC-22(TM) are trademarks of the Company.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Digital Biometrics, Inc., ("Digital Biometrics" or "DBI") is a leading provider of identification information systems that employ "biometric" technology, which is the science of identifying individuals by measuring distinguishing biological characteristics. DBI's biometric identification systems and information technology services enable law enforcement and other government agencies to identify and manage information about individuals, and help commercial employers and government agencies to conduct background checks on applicants for employment, permits or citizenship. DBI's product and service offerings include computer-based fingerprinting and photographic systems including mobile wireless systems, software tools, multi-media data storage and communications servers, and the systems integration and software development services required to implement identification management systems.

     Digital Biometrics has evolved from essentially a single-product live-scan hardware supplier to an identification information systems company. DBI continues to expand its product line and information technology services to further penetrate the law enforcement market, while introducing new products and services for the emerging applicant-processing and security markets among commercial and government customers. Typical customers include: U.S. government agencies such as the Immigration and Naturalization Service ("INS") and U.S. Postal Service; local and state police; United States armed forces; school districts; financial institutions; utilities; airports; and casinos.

     DBI's main products are special-purpose, computer-based "live-scan" systems for the capture and transmission of high-resolution forensic-grade fingerprints, along with text information on the fingerprinted subject and in some cases photographs. These live-scan systems employ patented, high-resolution optics and specialized hardware and software, combined with industry-standard computer hardware and software, to create highly optimized, special-purpose systems which capture, digitize, print and transmit forensic-grade fingerprint and photographic images to large-scale databases (sold by other vendors), and receive return messages on the identity of the individual being checked. These systems, including the new IBIS systems for wireless, real-time mobile identification, are among the most complex biometric systems ever developed. DBI's business includes data capture systems as well as identification information networks. These products and services are used by commercial customers and government agencies to conduct fingerprint-based background checks on applicants for employment or permits, as well as by law enforcement agencies.

     DBI's strategy is to continue to market live-scan systems to law enforcement agencies while expanding its product and service offerings and the markets it serves. The law enforcement market for live-scan biometric products is well established. DBI believes there is growing demand from other governmental and commercial markets to employ identification information technologies in enrollment and applicant processing applications. Digital Biometrics is aggressively pursuing these emerging markets.

     DBI is engaged in a joint venture with Lakes Gaming, Inc., formerly known as Grand Casinos, Inc., named TRAK 21 Development, LLC, to develop, test and market an automated wagering tracking system based on technology developed by DBI. This system is intended to track the betting activity of casino patrons playing blackjack.

     During fiscal 2000, all of the Company's revenues were derived from sales of live-scan fingerprinting systems and related products and services. Approximately 96% of customer accounts receivable at

September 30, 2000 were from government agencies, of which 34% was from one customer. For the last three fiscal years, sales to two customers accounted for 36% of total revenues in 2000, sales to two customers accounted for 43% of total revenues in 1999, and sales to two customers accounted for 28% of total revenues in 1998. Export revenues were less than 1%, 2% and 9% of total revenues, respectively, for those three fiscal years.

PROPOSED MERGER WITH VISIONICS CORPORATION

     On October 18, 2000, the Company announced that they have signed a definitive merger agreement with Visionics Corporation, the global face recognition technology leader. It was approved unanimously by the Board of Directors of both companies and is subject to customary shareholder approval and regulatory review. The merged entity will adopt the Visionics Corporation name.

     Management believes the merger will create a company that is strategically positioned at the forefront of the biometrics technology industry, leveraging Visionics' leadership in technology and innovation with DBI's engineering and manufacturing expertise. The merged company intends to develop a totally new way of delivering biometrics on a platform that is scalable, cost-effective and easier for original equipment manufacturers ("OEMs") and developers to adopt.

     The combined entity plans to offer deployment-ready hardware components - so called NETWORK APPLIANCES - that support facial recognition and other biometrics. On these components, developers and OEMs can readily build large-scale applications or solutions in areas such as information security, banking, access control, law enforcement, ID solutions, CCTV security among others.

     The focus will initially be on offering a hardware encapsulation of Visionics' FaceIt(R) technology because of its broad appeal. This will deliver facial recognition capabilities through OPEN SYSTEMS PROTOCOLS to any internet-enabled device equipped with a digital camera (e.g. ATMs, airline check-in kiosks, boarding gates, physical access control systems, desktop and laptop computers, handheld wireless devices with built-in digital cameras, CCTV security cameras, etc.).

     DBI expects the proposed merger with Visionics Corporation to position DBI at the forefront of the biometrics technology industry. By leveraging Visionics' leadership in technology and innovation with DBI's engineering and manufacturing expertise, DBI intends to deliver biometrics on a platform that is scalable, cost-effective and easy for original equipment manufacturers and developers to adopt.

     Concurrent with the parties' execution and delivery of the merger agreement, DBI provided to Visionics a six-month $1,000,000 working capital facility bearing interest at 12.5% per annum and secured by substantially all the assets of Visionics.

OTHER GENERAL

     DBI's sales have historically included large purchases by a relatively small number of customers. This concentration of sales among few relatively large customers is expected to continue in the foreseeable future. Furthermore, the nature of government markets and procurement processes is expected to result in continued quarter-to-quarter fluctuations in DBI's revenues and earnings which are and will continue to be difficult to predict.

     DBI was incorporated in Minnesota in 1985 under the name C.F.A. Technologies, Inc., was reincorporated in Delaware in 1986 and changed its name to Digital Biometrics, Inc. in 1990. DBI's headquarters is located at 5600 Rowland Road, Minnetonka, Minnesota 55343, and its telephone number is (952) 932-0888.

IDENTIFICATION INFORMATION SYSTEMS MARKET

     Digital Biometrics develops, manufactures and markets products, systems and integration services in the identification systems segment of the security industry. Biometrics is one of the important enabling technologies used in DBI's products.

     Biometric identification consists of a number of techniques at various stages of technical maturity and market acceptance. These techniques include fingerprinting, voice recognition, retinal and iris scanning, DNA analysis, facial recognition, hand geometry, handwriting analysis and keystroke analysis. Many of these techniques have been incorporated into computer-based hardware and software measurement technologies. The goal of using biometric products is that, when used with databases of characteristics which previously have been positively linked to specific individuals, these products enable the positive identification of individuals whose identity is under scrutiny. DBI believes the quality and reliability of the various non-fingerprint techniques currently available range widely.

     For over a century, fingerprints have been the method of choice to positively identify individuals. Forensic scientists endeavor to match latent fingerprints lifted from crime scenes with the fingerprints of suspected perpetrators. Criminal courts throughout the world accept the testimony of fingerprint experts, and convictions are routinely achieved with fingerprint evidence. Computerizing fingerprint identification methods has greatly increased the speed of criminal identification processes and has been widely accepted in the law enforcement community. As yet, none of the other biometric identification technologies has achieved the degree of acceptance of fingerprints in law enforcement or any other markets.

     Digital Biometrics offers products that employ "forensic-quality" fingerprint capture technologies. Forensic quality refers to the resolution and pixel gray-scale depth of the image. DBI's fingerprinting products have been employed by law enforcement organizations in a number of states since 1988 and in foreign countries since 1991.

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

     AFIS systems are provided by a number of vendors, including NEC Technologies, SAGEM MORPHO, Inc., Printrak International Inc., TRW, Cogent Systems and others. DBI does not manufacture AFIS systems.

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

     DBI's TENPRINTER(R) system and DBI FingerPrinter CMS(R) consistently generate high quality fingerprint data, which, at the user's option, may be transmitted over telephone lines to AFIS sites, other databases, the FBI, or may be printed locally or at remote locations on any number of card formats. These systems also permit review of the quality of the prints as they are being taken, enabling the operator to screen out bad prints without having to redo the entire fingerprint card, thus improving the productivity of the fingerprinting process.

BIOMETRIC IDENTIFICATION PRODUCTS AND SERVICES

LIVE-SCAN SYSTEMS

     The TENPRINTER System. The TENPRINTER system is a computer-based, inkless live-scan system that electronically captures a fingerprint and creates a digital image. Fingerprints are captured by placing the fingers of a subject on the contact surface of an optical assembly. The optical image is converted into a digital image by an electronic photo-imaging detector. In addition, text demographic information on the individual being fingerprinted is entered either directly or via input from another electronic source and accompanies the fingerprint data. In some cases, photographs of the face and/or other parts of the body, such as scars, marks and tattoos, of the fingerprinted subject may also accompany fingerprint records. The digital images produced by the TENPRINTER system along with demographic text and digital photographic data may be transmitted electronically to AFIS systems and other databases, and/or may be printed at a local or remote site. In the gray-scale printing technology available with the TENPRINTER system, the printed fingerprint includes the nuances normally seen in a conventional "paper-and-ink" fingerprint. The TENPRINTER can receive return messages from the AFIS regarding the identity and background of the fingerprinted subject. The TENPRINTER is fully FBI IQS-compliant (see General below) and can be used in a networked environment.

     The primary target markets for the TENPRINTER are state and local law enforcement, other government agencies and high volume commercial users that own or transmit fingerprint and related records to AFIS systems. The assistance and support of the AFIS vendor is frequently important in the sale and installation of live-scan systems.

     DBI FingerPrinter CMS ("CMS"). The DBI FingerPrinter CMS is a desktop-size, integrated live-scan fingerprinting system that captures and transmits fingerprints without the use of ink. Through its smaller size and reduced cost, the CMS appeals to a wider range of identification applications outside DBI's traditional law enforcement and high-volume government agency enrollment markets. The CMS is particularly well suited for applicant processing and enrollment processing applications that require forensic-grade fingerprint records without the ruggedized construction and additional law enforcement features of the TENPRINTER.

     The CMS is fully FBI IQS-compliant (see General below) and can be used in a networked environment. It includes proven AFIS interface capabilities, password security and remote diagnostics. The CMS has the same data capture and transmission capabilities as the TENPRINTER, including the integration of text.

     Palm Scanner. In 1999, DBI completed development and introduction of its Palm Print Scanning subsystem for the TENPRINTER. This TENPRINTER option allows for the optical capture of the entire palm side of the hand, meeting the Palm Print Specifications outlined by the International Association for Identification. DBI's Palm Scanner meets the International Association for Identification's standard.

     General. Prices of live-scan systems vary depending on configuration. Live-scan systems are generally priced between approximately $30,000 and $80,000 per unit. DBI's systems have received certification under the Federal Bureau of Investigation's ("FBI") Image Quality Standards ("IQS"). The FBI is digitizing the nation's fingerprint database at 500 dots per inch with 8 bits of grayscale resolution. To the best of DBI's knowledge, competitors also have received or are in process of receiving IQS approval.

     A compression ratio is specified in the FBI's Wavelet Scalar Quantization ("WSQ") Gray-Scale Fingerprint Image Compression Specification. Data is compressed to save time and money in the transmission of digital fingerprint images and in their computer-based storage at the FBI's repository. The WSQ compression algorithm was selected for its compatibility with fingerprint data. DBI's live-scan systems offer WSQ data compression of fingerprint data before transmission.

     DBI received its largest order in 1999 from the U.S. Immigration and Naturalization Service, which has historically been one of the largest contributors of fingerprint cards to the FBI's Criminal Justice Information Services ("CJIS") Division. The CJIS Division also exchanges records with the United States military, and agencies such as federally chartered or insured banking institutions, segments of the securities industry, registered futures associations, and nuclear power plants to promote or maintain the security of these institutions. Record checks are also conducted on individuals seeking employment as child-care workers, educators, and foster care providers, among others.

     The Federal Bureau of Investigation's ("FBI") Integrated Automated Fingerprint Identification System ("IAFIS") became operational in 1999. The IAFIS was developed to provide identification services to the nation's law enforcement community and organizations where criminal background histories are a critical factor in consideration for employment.

     The implementation of the IAFIS allows fingerprint images taken at local law enforcement agencies by live-scan or card-scan equipment to be transmitted electronically to the FBI for processing by the FBI IAFIS. The IAFIS houses over 132 million criminal records and 87 million civil records, with an approximate accumulation rate of 30,000 to 50,000 new records per day.

     Fingerprint comparison is, and has been, the accepted standard for establishing positive identification of criminal history record subjects in the United States. Live-scan systems such as DBI's TENPRINTER and the DBI FingerPrinter CMS produce the prints that are transmitted to the IAFIS and AFIS' by government and commercial agencies.

AFIS COMMUNICATIONS MANAGEMENT SYSTEM

     DBI's AFIS Communications Management System ("ACMS") is an industry-standard, server-level data communications and interface family of products that facilitates the integration of DBI's identification products with large-scale networks in law enforcement and commercial applications, such as banks. These systems manage the transmission of data and/or subsets of the data captured at DBI's live-scan systems to one or multiple databases and printing locations. These server systems also deliver management reporting capabilities. DBI's live-scan systems are normally configured in networked environments. The integration of DBI's systems into complex information networks is frequently crucial to the delivery of the appropriate information to meet a customer's requirements.

ANCILLARY SOFTWARE PRODUCTS

     Digital Biometrics offers a variety of optional software programs that are available for purchase which enhance the functionality of its live-scan systems and provide quality assurance.

PHOTOGRAPHIC IMAGE CAPTURE SYSTEMS

     DBI's photographic image capture systems provide high-quality photographs in conjunction with fingerprint records and personal history information from DBI's live-scan systems. DBI has offered photographic imaging and related server products to a limited number of customers.

IDENTIFICATION BASED INFORMATION SYSTEM ("IBIS")

     IBIS is a mobile wireless identification, data collection and information processing system. It is designed to provide law enforcement officers with rapid identification of individuals, historical information about individuals and relational database capabilities. It can be utilized as an investigative tool allowing officers to build a complete audio and video data file of a crime scene and to transmit that data to a central site in real time. A complete management reporting database and audit trail is included.

     A component of the IBIS is the Remote Data Terminal ("RDT"), a lightweight wireless portable data collection device. The RDT is designed to capture a fingerprint image and photograph from a remote location. The data is then transmitted to an AFIS to search for positive identification, returning a "hit" or "no hit" response back to the RDT.

     The IBIS is being installed on a pilot basis in Hennepin County, Minnesota and the cities of Ontario and Redlands, California.

ASSEMBLY, INSTALLATION AND MAINTENANCE

     DBI's hardware products are assembled from purchased components at its facility in Minnetonka, Minnesota. The time required for delivery of standard products averages approximately 30 to 45 days from the date the purchase order is received. Delivery of non-standard products with customer-unique features and/or functionality will vary depending upon the level of engineering development required.

     DBI's products are installed primarily by DBI's employees. Installation frequently requires implementation by DBI employees into customer network configurations, many of which are complex.

     Digital Biometrics offers various levels of maintenance service for its equipment, which are provided primarily by Company employees. Maintenance service contracts are typically sold separately from the hardware and software products.

SALES AND DISTRIBUTION

     DBI sells systems directly to end users through its own sales force and through distribution relationships with AFIS suppliers, including NEC Technologies. Relationships with AFIS vendors are an important means of distribution to many customers and, consequently, are significant to DBI. Furthermore, DBI's systems must deliver information to and receive information from AFIS systems, thereby requiring a technical relationship between Digital Biometrics and AFIS suppliers to assure proper integration of DBI's systems with the requirements of AFIS systems.

SUPPLIERS

     Digital Biometrics buys substantially all live-scan systems components from outside suppliers for assembly and testing by DBI. Some of these components are designed by DBI and are custom manufactured to its specifications. Digital Biometrics may specify parts used in such components. DBI inspects and tests incoming parts and components, and conducts test and burn-in procedures on assembled finished products. Certain components used in manufacturing DBI's live-scan systems are currently supplied by a single vendor to obtain volume economies. Secondary sources are available but would take several months to bring into production. Delays in product deliveries to customers could occur until the secondary sources are secured.

INFORMATION TECHNOLOGY SERVICES

     DBI has offered software development and integration services to a limited number of customers directly and through its wholly owned subsidiary, Integral Partners, Inc. There were no integration services generated from Integral Partners, Inc. in fiscal 2000. Integral Partners, Inc. had sales of $259,000 in fiscal 1999 for systems integration consulting in commercial applications unrelated to identification. Integral Partners, Inc. was dissolved on September 29, 2000.

TRAK-21

     Prior to 1997, Digital Biometrics developed a prototype blackjack table wagering data capture system called TRAK-21. The TRAK-21 system was developed to enable casinos to track the wagering activity of its blackjack patrons as well as the productivity of its tables and dealers. In March 1998, Digital Biometrics formed a joint venture with the predecessor of Lakes Gaming, Inc. to commercialize the TRAK-21 technology. The joint venture is called TRAK 21 Development, LLC. Digital Biometrics has derived no revenues to date from the joint venture or from this system. Digital Biometrics is under contract with TRAK 21 Development, LLC to provide development services, for which it is compensated. Compensation received by DBI from the joint venture is accounted for as an offset to development expenses. It is anticipated that if the system is successfully productized, the joint venture company will market the system to the gaming industry. Neither DBI nor Lakes Gaming is obligated to finance the continuing operations of TRAK-21.

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

PROPRIETARY TECHNOLOGY

     DBI owns federally registered trademarks for the marks TENPRINTER, DBI FingerPrinter CMS and TRAK-21. DBI has applied for trademark registration for DBI IBIS.

     Digital Biometrics owns several U. S. patents and has U. S. patent applications pending with respect to the technology currently employed in its products. DBI has also filed for patent protection in several foreign countries. Although additional features of DBI's products may be patentable, DBI has chosen to preserve these features as trade secrets rather than applying for patent protection. DBI has obtained signed confidentiality agreements from all employees and from independent consultants who have access to confidential information.

EMPLOYEES

     On October 31, 2000, the Company employed 133 persons on either a full-time or part-time basis, none of whom is represented by a union. Of these persons, five have general management responsibilities and the remainder perform sales, marketing, engineering, customer service, assembly, or administrative functions. The Company utilizes additional individuals to perform services on a part-time or consulting basis as needed. Personnel will be hired in the future as the Company deems necessary. The Company believes that its employee relations are good.

     All DBI employees have executed agreements which provide for the confidentiality of Company proprietary information and the ownership by the Company of inventions developed using the Company's resources.

     Effective with the October 18, 2000 announcement of the planned merger with Visionics Corporation, John J. Metil has been appointed President and interim CEO of Digital Biometrics and James C. Granger, current President and CEO of DBI continues to serve as Chairman of the Board. Dr. Joseph J. Atick, current President and CEO of Visionics will serve as Chief Executive Officer of the combined entity. Also, Mr. Robert L. Bridigum joined DBI on October 16, 2000 as Vice President of New Product Development and Robert F. Gallagher joined the DBI on November 6, 2000 as Chief Financial Officer.

ITEM 2.  PROPERTIES

     Digital Biometrics does not own any real estate. The Company's primary offices and facilities are located in approximately 37,200 square feet of space, expanding to approximately 55,000 square feet of space effective April, 2001, in an industrial park at 5600 Rowland Road, Minnetonka, Minnesota. The space is occupied under a lease expiring on March 31, 2008, and is believed to be adequate for the Company's current business needs.

     The Company leases approximately 8,000 square feet of space in a facility in Maple Grove, Minnesota under an operating lease expiring in June 2003. The Company subleases this office space to another company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders during the three months ended September 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     MARKET INFORMATION. The Company's common stock is traded on The Nasdaq National Market under the symbol "DBII." High and low closing price information for each quarter for the past two fiscal years is as follows:

                                                             High       Low
                                                             ----       ---
                  Fiscal Year ended September 30, 2000
                       First Quarter                        $4.63      $2.75
                       Second Quarter                        9.13       3.81
                       Third Quarter                         7.63       3.50
                       Fourth Quarter                        6.25       3.88

                  Fiscal Year ended September 30, 1999
                       First Quarter                        $1.88      $ .91
                       Second Quarter                        1.88       1.22
                       Third Quarter                         2.72       1.19
                       Fourth Quarter                        3.63       2.25

     As of October 31, 2000, the Company had an aggregate of approximately 8,500 record holders and beneficial holders of its common stock. The closing price of its common stock on October 31, 2000, as reported by The Nasdaq National Market System was $6.00.

     DIVIDEND POLICY. The Company has never paid a dividend on its common stock and it is not anticipated that dividends will be paid in the foreseeable future. The Company intends to retain profits for operating purposes.

     TRANSFER AGENT. The Transfer Agent and Registrar for the Company's common stock is Wells Fargo Bank, Minneapolis, Minnesota.

     RECENT SALES OF UNREGISTERED SECURITIES. All sales of unregistered securities during the year ended September 30, 2000 were reported and described in the Company's quarterly reports on Form 10-Q.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of the Company as of and for each of the years in the five-year period ended September 30, 2000 has been derived from the consolidated financial statements audited by KPMG LLP, independent certified public accountants. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements and notes thereto included elsewhere in this Form 10-K.

                                                                      YEAR ENDED SEPTEMBER 30,
                                           -----------------------------------------------------------------------------
                                                 2000           1999            1998            1997            1996
                                                 ----           ----            ----            ----            ----
STATEMENT OF OPERATIONS DATA:

Revenues                                    $ 22,940,468   $ 22,199,250    $ 11,322,691    $ 11,419,358    $  8,327,272
Cost of revenues                              14,819,385     14,954,356       8,516,958       8,811,271       6,181,481
Cost of revenues - non-recurring charges              --             --              --       1,529,118              --
                                           -----------------------------------------------------------------------------
   Gross margin                                8,121,083      7,244,894       2,805,733       1,078,969       2,145,791
                                           -----------------------------------------------------------------------------

Expenses:
   Sales and marketing                         2,527,938      1,946,505       2,037,145       2,057,099       3,369,441
   Engineering and development                 2,749,558      2,224,612       3,192,683       2,718,943       5,476,036
   General and administrative                  2,398,770      2,691,236       1,851,751       2,170,893       2,896,743
   Non-recurring charges                         221,473             --              --         330,319              --
                                           -----------------------------------------------------------------------------
     Total expenses                            7,897,739      6,862,353       7,081,579       7,277,254      11,742,220
                                           -----------------------------------------------------------------------------

Income (loss) from operations                    223,344        382,541      (4,275,846)     (6,198,285)     (9,596,429)
Other income (expense)                           214,884       (283,653)       (612,586)        (77,109)     (2,090,474)
                                           -----------------------------------------------------------------------------

Net income (loss)                           $    438,228   $     98,888    $ (4,888,432)   $ (6,275,394)   $(11,686,903)
                                           =============================================================================

Net income (loss) per common share          $       0.03   $       0.01    $      (0.38)   $      (0.53)   $      (1.24)
                                           =============================================================================

Net income (loss) per common share -
   assuming dilution                        $       0.02   $       0.01    $      (0.38)   $      (0.53)   $      (1.24)
                                           =============================================================================

Weighted average common shares                16,595,051     14,781,936      12,748,140      11,766,220       9,451,015
                                           =============================================================================

Weighted average common shares - assuming
   dilution                                   18,074,983     15,081,973      12,748,140      11,766,220       9,451,015
                                           =============================================================================

                                                                        AS OF SEPTEMBER 30,
                                           -----------------------------------------------------------------------------
                                                 2000           1999            1998            1997            1996
                                                 ----           ----            ----            ----            ----
BALANCE SHEET DATA:

Cash and cash equivalents                   $  1,893,156   $  3,175,868    $    840,616    $  1,891,397    $    466,990
Accounts receivable, net                       9,256,468      7,415,334       4,352,197       5,161,356       5,676,849
Inventory                                      3,900,754      2,972,998       2,848,421       2,294,593       3,633,659
Working capital                                8,161,709      6,384,809       3,783,401       6,131,758       5,506,587
Total assets                                  16,246,299     14,746,781       9,418,461      10,699,238      17,309,371
Long-term obligations                                 --        241,174         997,957              --       2,374,739
Total liabilities                              7,103,772      7,616,452       5,470,349       3,533,990       6,853,999
Stockholders' equity                           9,142,527      7,130,329       3,948,112       7,165,248      10,455,372

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

     The Company generally recognizes product sales on the date of shipment for orders which are f.o.b. origin and upon delivery for f.o.b. destination, although recognition may from time to time occur at some later milestone based on the terms of specific customer contracts. Revenue for professional services contracts and systems integration services revenues are recognized using the percentage of completion method, completed contract method or on a time-and-materials basis. Revenues from maintenance and repair contracts are recognized over the life of the contract on a straight-line basis. Services revenues are recognized when the related services are performed. The Company's standard terms of sale are payment due net in thirty days, f.o.b. Digital Biometrics, Inc. Terms of sale and shipment for certain procurements by municipal or other government agencies may, however, be subject to negotiation which consequently may affect the Company's timing and criteria for revenue recognition.

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO 1999

     Total revenues in 2000 of $22,940,000 increased 3% from 1999 revenues of $22,199,000. The increase in total revenues was due primarily to a 36% increase in maintenance revenues, partially offset by a decrease in the number of live-scan systems sold. The decrease in identification systems revenues to $17,867,000 in 2000 from $18,214,000 in 1999 resulted from a decrease in the number of live-scan systems sold, partially offset by an increase in integration and professional services revenue including custom software development. Maintenance revenues increased to $5,074,000 in 2000 from $3,726,000 in 1999, due primarily to a larger installed base of live-scan systems covered by maintenance agreements and, to a lesser extent, increases in contract renewal rates.

     Sales to two customers in 2000 accounted for 36% of total revenues. Sales to two customers in 1999 accounted for 43% of total revenues.

     Total gross margins for 2000 and 1999 were 35% and 33% of revenues, respectively.

     Gross margins on identification systems revenues were 37% in 2000 compared to 34% in 1999. This improvement is due primarily to lower levels of warranty and installation costs resulting from a favorable negotiation pertaining to a customer contract requirement, economies of scale of infrastructure costs and a favorable geographical concentration of systems. The favorable contract negotiation and improved efficiencies resulted in a $421,000 reduction of the estimated accrued costs at September 30, 1999.

     Maintenance margins for 2000 and 1999 were 29% and 25% of maintenance and support revenues, respectively. The improvement in maintenance margins is due mainly to a 36% increase in maintenance revenues from the larger installed base and, to a lesser extent, reduced costs resulting from the establishment of regional customer service operations, and $150,000 of accrued costs in the prior year to implement Year 2000 compliant software for customers with maintenance contracts.

     Management believes gross margins in future years will be at or above historical levels.

     Sales and marketing expenses for 2000 and 1999 were 11% and 9%, respectively, of total revenues. The increase in sales and marketing expenses is due primarily to an increase in personnel-related costs and promotional activities for new products. Sales and marketing expenses for fiscal 1999 are net of a $157,000 allowance for doubtful accounts reserve adjustment as a result of improved accounts receivable collections. The Company expects an increase in absolute dollars for sales and marketing expenses in future years.

     Engineering and development expenses increased to 12% of total revenues in 2000 from 10% in 1999. The increase is due primarily to an increase in new product development costs, partially offset by a decrease in engineering expenses associated with Integral Partners, Inc. and an increase in billable professional services. Engineering expenses for the years ending September 30, 2000 and 1999 are net of $495,000 and $384,000, respectively, of costs related to a federal government funded demonstration project grant. The Company expects an increase in absolute dollars for engineering and development expenses in future years.

     General and administrative expenses in fiscal 2000 decreased to 11% of total revenues from 12% in 1999 primarily due to the increase in revenues, a decrease in legal fees incurred in connection with legal action taken by a competitor against one of the Company's customers in an unsuccessful effort to prevent the Company's contract with the customer from proceeding forward and a decrease in personnel-related costs associated with Integral Partners, Inc. The Company expects an increase in absolute dollars for general and administrative expenses in future years.

     Non-recurring charges in fiscal 2000 include $221,000 of legal and other professional services costs associated with the proposed merger transaction with Visionics Corporation. The Company expects merger-related costs for the transaction in fiscal 2001 to range between $2,000,000 and $2,200,000.

     Interest income increased to $221,000 in fiscal 2000 from $28,000 in fiscal 1999 due to higher cash balances. Interest expense decreased to $6,000 in fiscal 2000 from $299,000 in fiscal 1999 primarily due to a $125,000 non-cash charge during the prior year for the intrinsic value of the beneficial conversion feature of convertible debentures, conversion of convertible debentures and no borrowings on the line of credit during the current year.

     The Company generated net income for fiscal 2000 of $438,000, or $0.03 per share, as compared to a net income of $99,000, or $0.01 per share, for fiscal 1999.

FISCAL 1999 COMPARED TO 1998

     Total revenues in 1999 of $22,199,000 increased significantly from 1998 revenues of $11,323,000. The 96% increase in total revenues was due primarily to an increase in the number of live-scan systems sold and a 42% increase in maintenance revenues, partially offset by a decrease in systems integration revenues. The increase in identification systems revenues to $18,214,000 in 1999 from $8,078,000 in 1998 resulted from an increase in the number of live-scan systems sold, partially offset by an increase in volume and trade-in discounts. Maintenance revenues increased to $3,726,000 in 1999 from $2,625,000 in 1998, due primarily to a larger installed base of live-scan systems covered by maintenance agreements and, to a lesser extent, increases in contract renewal rates, and an increase in revenues from services not covered by maintenance agreements. Integral Partners revenues decreased to $259,000 for 1999 from $619,000 in 1998. Integral Partners, Inc., a wholly owned subsidiary of the Company, began operations during the first quarter of fiscal 1998 and was curtailed in 1999.

     Sales to two customers in 1999 accounted for 43% of total revenues. Sales to two customers in 1998 accounted for 28% of total revenues.

     Total gross margins for 1999 and 1998 were 33% and 25% of revenues, respectively.

     Gross margins on identification systems revenues were 34% in 1999 compared to 26% in 1998. This improvement is due primarily to economies of scale, lower levels of warranty and installation costs and lower product costs than in fiscal 1998, partially offset by increased volume and trade-in discounts.

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

     Integral Partners margins were 45% in 1999 compared to 44% in 1998.

     Sales and marketing expenses for 1999 and 1998 were 9% and 18%, respectively, of total revenues. The decrease in sales and marketing expenses as a percentage of total revenue is due primarily to the increase in revenues, and to a lesser extent, lower costs for both international marketing and systems integration activity. Also, sales and marketing expenses for 1999 are net of a $157,000 allowance for doubtful accounts reserve adjustment as a result of improved accounts receivable collections.

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

     The Company generated net income for fiscal 1999 of $99,000, or $0.01 per share, as compared to a net loss of $4,888,000, or $0.38 per share loss, for fiscal 1998.

INFLATION

     The Company does not believe inflation has significantly impacted revenues or expenses.

BACKLOG

     On September 30, 2000, the Company's backlog of orders for live-scan systems and related products, excluding contracted maintenance, was approximately $2,806,000, as compared to a backlog of approximately $5,406,000 at September 30, 1999.

NET OPERATING LOSS CARRYFORWARDS

     At September 30, 2000, the Company had carryforwards of net operating losses of approximately $35,500,000 that may allow the Company to reduce future income taxes that would otherwise be payable. The carryforwards are subject to the limitation provisions of Internal Revenue Code sections 382 and 383. These sections provide limitations on the availability of net operating losses and credits to offset current taxable income and related income taxes when an ownership change has occurred. The Company's initial public offering in December 1990 resulted in an ownership change pursuant to these provisions and, accordingly, the use of approximately $3,300,000 of the above carryforwards is subject to an annual limitation, estimated at $350,000. At this time the remaining net operating loss limitation with respect to the 1990 ownership change is approximately $375,000. Any future ownership change could create a limitation with respect to loss carryforwards not currently subject to an annual limitation. Approximately $2,770,000 of the $35,500,000 net operating loss carryforwards relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $1,108,000 credited to additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     For the period from the Company's inception in 1985 through September 30, 2000, the Company's cumulative deficit was $39,674,000. The Company generated its first net income during fiscal 1999.

     At September 30, 2000, the Company had $1,893,000 in cash and cash equivalents. Historically, the Company has been reliant on the availability of outside capital to sustain its operations. Management believes that cash, cash equivalents, and other working capital provided from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements of the Company's business as it has existed historically. If consummated, the proposed merger with Visionics will substantially increase DBI's need for capital, necessitating that DBI seek further financing. To fully exploit the opportunities presented by the merger, such as joint product development and entry into new markets, additional capital will be required. There can be no assurance, however, that the financing necessary to pursue the combined company's business plan will be available on terms acceptable or favorable to DBI, or on any terms. If DBI fails to obtain such financing, its business prospects and the market price of DBI's common stock may be materially adversely affected.

     Effective January 1, 2000, the Company established an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with Associated Bank Minnesota, formerly named Riverside Bank. Borrowings under this line of credit are secured by all the assets of the Company. This line of credit replaced the Company's previous line of credit agreement. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire on January 31, 2001 and is expected to be renewed. There were no borrowings under this line at September 30, 2000.

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

ISSUANCE OF 8% CONVERTIBLE SUBORDINATED DEBENTURES AND WARRANTS

     On December 1, 1997 the Company entered into a convertible subordinated debenture purchase agreement with a private investor providing for the Company's issuance and sale of up to $2,500,000 aggregate principal amount of 8% Convertible Subordinated Debentures ("1997 Convertible Debentures") in tranches of $500,000 each. The first four tranches were funded during fiscal 1998. The fifth tranche was funded in November 1998.

     During fiscal 1998, the Company issued 1,195,527 shares of common stock pursuant to the conversion of $1,100,000 aggregate principal amount of 1997 Convertible Debentures plus $25,469 of accrued interest at an average conversion price of $0.94 per share.

     During fiscal 1999, the Company issued 1,123,874 shares of common stock pursuant to the conversion of $1,250,000 aggregate principal amount of 1997 Convertible Debentures plus $75,737 of accrued interest at an average conversion price of $1.18 per share.

     During October 1999 (fiscal 2000), the Company issued 116,369 shares of common stock for the conversion of the remaining $150,000 principal amount of 1997 Convertible Debentures plus $12,252 of accrued interest at an average conversion price of $1.39 per share.

PRIVATE PLACEMENTS

     The Company completed two private placement offerings of common stock and warrants during fiscal 1999. An aggregate of 694,996 shares were sold to accredited investors at prices from $1.3138 to $1.6579 per share with total net proceeds to the Company of approximately $900,000. Warrants to purchase up to an aggregate of 694,996 shares of common stock at the same per share prices were granted to the purchasers for no additional consideration, of which an aggregate of 453,729 shares were issued upon exercises as of September 30, 2000. The Company issued additional warrants to purchase up to 69,500 shares of common stock at exercise prices from $1.3269 to $1.6728 per share to an investment-banking firm as partial compensation for services rendered in the private placement offerings, of which an aggregate of 64,500 shares were issued upon exercises as of September 30, 2000.

NEW ACCOUNTING PRONOUNCEMENTS

     During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" changed the effective date to fiscal years beginning after June 15, 2000. The Company will be required to adopt the new standard beginning with the first quarter of fiscal 2001. There will be no impact on the Company's financial statements with its adoption.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company will be required to adopt the new standard beginning with the third quarter of fiscal 2001. In October 2000, the SEC provided interpretive guidance for SAB 101. Since most of the equipment the Company sells includes installation, it is anticipated, under SAB 101, a significant portion of revenue recognition will be deferred until installation, particularly where the equipment is integrated to an outside network. Upon adoption of SAB 101, the Company estimates recognizing approximately a $1.4 million cumulative effect of an accounting change reflected in the quarter of adoption.

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

GENERAL

     The following factors are among the most significant risks and uncertainties which may affect the future performance of the business of Digital Biometrics as it is currently constituted:

          o The ability of DBI to manage its operations in light of historic and expected volatility and unpredictability in its quarterly and annual revenues;

          o The financial impact of investments required to maintain and enhance the competitiveness of DBI, as well as the financial impact of investments to develop and enter new markets and to develop and introduce new products and services;

          o    The ability of DBI to maintain operating profitability;

          o Competitive technological advances to which DBI is unable to respond in a timely manner or at all;

          o The ability of DBI to develop, introduce and build revenue and profit streams based on new products and services in existing and emerging markets;

          o Maintenance of the loyalty and continued purchasing of DBI's products by existing customers;

          o Execution on customer commitments, including the fulfillment of delivery and installation schedules as may be established, modified, accelerated or delayed by customers or DBI, and the implementation on time and within specifications of special features and functionality required by various customer contracts;

          o    Litigation or threatened litigation;

          o Challenges of contract awards by competitors resulting in legal expenses and potential delays or reversals of customer purchase commitments;

          o    Collection of outstanding accounts receivable;

          o Management of the concentration of accounts receivable and other credit risks associated with selling products and services to governmental entities and other large customers;

          o Availability of adequate working capital and liquidity, including the availability of additional financing as may be required;

          o Creation and maintenance of satisfactory distribution and operations relationships with third parties, including automated fingerprint identification systems vendors, systems integrators and other product providers;

          o Attraction and retention of key employees due in particular to the general shortage of technical employees and intense competition for their services; and

          o Continuance of the timely and cost-effective availability of components and subassemblies.

DBI's FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED BY COMPETITION; ANTICIPATED GROWTH IN THE MARKETS FOR DBI's PRODUCTS AND SERVICES MAY NOT MATERIALIZE.

     Markets for DBI's products and services are characterized by significant and increasing competition. DBI's financial results may be adversely affected by the actions of existing and future competitors, including the development of new technologies, the introduction of new products, and price reductions by such competitors to gain or retain market share. Adverse consequences on DBI may include the diminution of revenues and revenue opportunities, price reductions, and the need to incur additional costs to respond to the actions of competitors.

     Furthermore, DBI's expectations of future opportunities and investments to capitalize on such opportunities are based on assumptions about growth in the size of the market for identification systems and related products and services. As this is a relatively new market, such assumptions and forecasts are inherently difficult to make, and actual market growth may be substantially different than DBI currently anticipates. Market growth depends on many factors, including factors not within the control of DBI, including but not limited to international market expansion, growth in applicant processing markets, and replacement cycles for products currently in use.

DBI MAY BE UNABLE TO DEVELOP NEW PRODUCTS AND SERVICES AS ANTICIPATED.

     DBI intends to grow in part through the introduction of new products and services in current and new markets. There can be no assurance that such new products and services can be developed in a timely fashion, within allotted budgets, or at all, nor can there be any assurance that such new products and services will be accepted by the intended customers at profitable price levels or at all.

PARTS AND SUBASSEMBLIES USED IN OUR MANUFACTURING OPERATIONS MAY NOT BE AVAILABLE WHEN NEEDED.

     Certain components and subassemblies used in the manufacture of DBI's systems are sourced from single suppliers. In the event that these suppliers are unable to provide DBI with its requirements, or were to change pricing significantly, DBI's results of operations could be materially and adversely affected.

IF THE MERGER IS COMPLETED, DBI WILL NEED ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE TO DBI ON REASONABLE TERMS OR ANY TERMS.

     To fully exploit the opportunities presented by the proposed merger with Visionics, such as joint product development and entry into new markets, additional capital will be required. There can be no assurance, however, that the financing necessary to pursue the combined company's business plan will be available on terms acceptable or favorable to DBI, or on any terms. If DBI fails to obtain such financing, its business prospects and the market price of DBI's common stock may be materially adversely affected.

     Management believes that cash, cash equivalents, and other working capital provided from operations, together with available financing sources, are sufficient to meet current operating requirements of the business of Digital Biometrics as it has existed historically. However, risks related to DBI's ability to maintain adequate working capital and liquidity include the continued availability of credit under DBI's line of credit which expires on January 31, 2001, the continued availability of vendor credit as needed, payment by customers of accounts receivable at such times and in such amounts as to enable DBI to meet its payment obligations, and continued profitable operating results. In the event the above or other liquidity risks materialize, DBI may be unable to sustain its operations from the sources of working capital available to it.

     Furthermore, management may from time to time determine that the competitive position of DBI may be enhanced through substantial and increased investments in product and technology development programs and/or marketing initiatives. Management may determine to make such investments despite its assessment that gross profit during the investment period will be less than the expenses to be incurred, thus resulting in an anticipated loss during the period.

DBI's RELIANCE ON GOVERNMENTAL AGENCY CUSTOMERS HAS PRODUCED VOLATILITY IN REVENUES AND EARNINGS.

     DBI's performance in any one reporting period is not necessarily indicative of sales trends or future operating or earnings performance. During most quarters, DBI's revenues are concentrated in a relatively small number of large customers, the majority of which are government agencies. DBI is subject to significant quarter-to-quarter fluctuations in revenue which are frequently very difficult to predict. Such revenue volatility makes management of inventory levels, cash flow and profitability inherently difficult. Factors which lead to revenue fluctuations include variations in the availability of large procurements and variations in the success of DBI in winning such procurements. In the event DBI is successful in winning such procurements, there may be planned unevenness in shipping schedules, as well as potential delays and schedule changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements. Also, law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which DBI expects may continue to result in quarterly and annual revenues and operating results which may be irregular and difficult to predict.

OTHER FACTORS ALSO CONTRIBUTE TO VOLATILITY IN DBI's OPERATING RESULTS.

     In addition to potential volatility due to market characteristics just described, DBI's financial results may be affected by many other factors which are difficult to predict, including but not limited to: changes in the mix of products sold; changes in the availability and pricing of components and subassemblies; increases required in development and marketing expenses to address opportunities or competitive pressures in the market; and unforeseen legal expenses.

     Particularly noteworthy is the need to invest in planned technical development programs to maintain and enhance the competitiveness of DBI, and to develop and launch new products and services. To improve the manageability and likelihood of success of such programs requires the development of budgets, plans and schedules for the execution of these programs and the adherence to such budgets, plans and schedules. The majority of such program costs are payroll and related staff expenses, and secondarily materials, subcontractors, promotional expenses and the like. These costs are very difficult to adjust in response to short-term fluctuations in the revenues of DBI, compounding the difficulty of achieving profitability in the event of a revenue downturn.

     Furthermore, management may from time to time determine that the competitive position of DBI may be enhanced through substantial and increased investments in product and technology development programs and/or marketing initiatives. Management may determine to make such investments despite its assessment that gross profit during the investment period will be less than the expenses to be incurred, thus resulting in an anticipated loss during the period. Such planned losses may be particularly difficult to manage in light of the volatility of DBI's revenue stream discussed above.

DBI's SUCCESS DEPENDS IN PART ON THE EFFORTS AND SUCCESS OF THIRD PARTIES OVER WHICH DBI HAS NO CONTROL.

     In addition to its direct marketing activities, DBI markets its products and services through various distribution and other cooperative relationships with third parties such as AFIS suppliers and systems integrators. In many cases, the sale of Digital Biometrics products or services is dependent on the success of such third parties in winning contested procurements, in executing on their own responsibilities under agreements with customers and in doing so in a timely manner, and in the effectiveness of their selling efforts on behalf of DBI's products. At times, such third party distributors may offer products of DBI's competitors as well.

DBI's RESULTS OF OPERATIONS ARE SUBJECT TO GOVERNMENTAL CREDIT, FUNDING AND OTHER RELATED FACTORS.

     DBI extends substantial credit to federal, state and local governments in connection with sales of DBI's products and services. Approximately 96% and 94%, respectively, of customer accounts receivable at September 30, 2000 and 1999, were from government agencies, of which 34% was from one customer at September 30, 2000 and 53% were from two customers at September 30, 1999. For the years ended September 30, 2000, 1999 and 1998, sales to two customers in 2000 accounted for 36%, sales to two customers in 1999 accounted for 43%, and sales to two customers in 1998 accounted for 28%, respectively, of annual sales. Sales to sizeable customers requiring large and sophisticated networks of live-scan systems and peripheral equipment often include technical requirements which may not be fully known at the time requirements are specified by the customer. In addition, contracts may specify performance criteria which must be satisfied before the customer accepts the products and services. Collection of accounts receivable may be dependent on completion of customer requirements, which may be unpredictable, subject to change by the customer, and not fully understood at the time of acceptance of the order by DBI, and may involve investment of additional DBI resources. These investments of additional resources are accrued when amounts can be estimated but may be uncompensated and negatively impact profit margins and DBI's liquidity. Furthermore, in many instances, customer procurements are dependent on the availability or continued availability of state or federal government grants and general tax funding. Such funding may be subject to termination at any time at the sole discretion of the government body providing or receiving such funds. Additionally, without regard to termination of funding, government agencies both domestically and internationally may successfully assert the right to terminate business or funding relationships with DBI at their sole discretion without adequate or any compensation or recourse for DBI.

DBI's ONGOING SUCCESS IS DEPENDENT UPON THE CONTINUED AVAILABILITY OF CERTAIN KEY EMPLOYEES.

     DBI is dependent in its operations on the continued availability of the services of its employees, many of whom are individually key to DBI's current and future success, and the availability of new employees to implement the company's growth plans. The market for skilled employees is highly competitive, especially for employees in technical fields. While DBI's compensation programs are intended to attract and retain the employees required for DBI to be successful, there can be no assurance that DBI will be able to retain the services of all of its key employees or a sufficient number to execute on its plans, nor can there be any assurances that DBI will be able to continue to attract new employees as required.

WE MAY BE UNABLE TO UPGRADE OUR PRODUCTS AND DEVELOP AND INCORPORATE NEW TECHNOLOGIES AS REQUIRED TO EFFECTIVELY COMPETE IN OUR INDUSTRY.

     DBI competes in markets characterized by continual and rapid technological change. Frequently, technical development programs of DBI require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict. Failure to choose correctly among technical alternatives may result in material adverse effects on the competitive position, revenues, required spending levels and profitability of DBI.

     The competitive nature of DBI's markets requires continual investment in upgrading of DBI's product and service offerings. There can be no assurance that the pace of DBI's development efforts will be sufficient to maintain competitiveness.

     Continued participation by DBI in the market for live-scan systems which are linked to forensic-quality databases under the jurisdiction of governmental agencies may require the investment of DBI resources in upgrading of DBI's products and technology for DBI to compete and to meet regulatory and statutory standards. There can be no assurance that such resources will be available to DBI or that the pace of product and technology development established by management will be appropriate to the competitive requirements of the marketplace.

OUR JOINT VENTURE WITH LAKES GAMING, INC. IS SUBJECT TO ALL THE RISKS INHERENT IN A START-UP BUSINESS.

     On March 16, 1998, DBI entered into an agreement with Lakes Gaming, Inc. (formerly Grand Casinos, Inc.) forming a joint venture, TRAK 21 Development, LLC, to productize, test and market the TRAK-21 blackjack wagering data capture and player tracking system. The joint venture is susceptible to the normal business risks customary to a start-up operation. In particular, although prototype models of TRAK-21 have been successfully demonstrated, there can be no assurance that this technology will operate as required in live casino environments or that products based on TRAK-21 technology will be accepted by customers. In addition, it has not been determined whether or not the TRAK-21 system will be able to compete, on the basis of price and performance, with player tracking systems of competitors whose systems have been marketed for longer periods of time. Therefore, can be no assurance that the joint venture will be profitable to DBI.

RISKS RELATING TO THE PROPOSED MERGER WITH VISIONICS CORPORATION

DBI MAY NOT REALIZE THE ANTICIPATED BENEFITS OF THE MERGER.

     The anticipated benefits of the merger may not be achieved unless certain operations of DBI and Visionics are successfully integrated, including aspects of the two companies' research and development and marketing operations. The transition to a combined company will require substantial management attention and the process of coordination of the operations, especially research and development and marketing, may be complicated by the necessity of combining personnel in different locations with disparate business backgrounds and corporate cultures. In addition, combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses. Any difficulties experienced in the transition process and any loss of or interruption in business as a result of the diversion of resources to pursue the integration of the organizations could have an adverse effect on the combined operations.

     Even if DBI is successful in integrating its operations with those of Visionics, all or many of the anticipated benefits of the merger may not be realized. The respective boards of directors of DBI and Visionics believe the proposed merger will permit the combined company to achieve a level of success neither company is capable of attaining on its own. However, there can be no assurance that the merger will enhance DBI's profitability or otherwise benefit its stockholders, including the former shareholders of Visionics who receive shares of DBI common stock in the merger. In the event that the merger benefits fail to materialize, the market price of DBI's common stock may be materially adversely affected.

THE AGGREGATE NUMBER OF SHARES OF COMMON STOCK TO BE ISSUED BY DBI IN THE MERGER IS FIXED AND WILL NOT BE ADJUSTED IN THE EVENT OF ANY CHANGE IN STOCK PRICE.

     Under the merger agreement, DBI will issue an aggregate of approximately 7,000,000 shares of its common stock in exchange for all of the shares of Visionics common stock and options to purchase shares of Visionics common stock. This is a fixed number and will not be adjusted in the event of any increase or decrease in the price of DBI common stock. The price of DBI common stock at the closing of the merger may vary from its respective price or value on the date of this proxy statement/prospectus and on the date of the special meeting. The price of DBI common stock may vary because of changes in the business, operations or prospects of DBI, the timing of the completion of the merger, the prospects of post-merger operations, general market and economic conditions and other factors. Because the date that the merger is completed may be later than the date of the special meeting, the price of DBI common stock on the date of the special meeting may not be indicative of its price on the date the merger is completed.

THE BUSINESS COMBINATION WILL DILUTE YOUR PERCENTAGE OWNERSHIP OF DBI's COMMON STOCK.

     The business combination will dilute the percentage ownership held by DBI's stockholders when compared to their ownership prior to the business combination. Based upon the estimated capitalization of DBI at the effective time of the merger, Visionics' shareholders will hold approximately 26 percent of DBI's common stock (determined on a fully-diluted basis) after giving effect to the issuance of such shares and the pro forma exercise of options to purchase Visionics common stock to be assumed by DBI in connection with the merger.

COSTS INCURRED IN CONNECTION WITH THE MERGER WILL HAVE AN ADVERSE EFFECT ON DBI's PROFITABILITY.

     DBI expects to incur substantial costs and expenses in connection with the proposed merger, a large portion of which will be incurred whether or not the merger is completed. DBI proposes to account for the merger using the pooling of interests method, pursuant to which all such costs and expenses related to the merger will be immediately charged against DBI's earnings rather than capitalized and amortized to expense over an extended period. Consequently, DBI's near-term profitability will be adversely affected, potentially resulting in a reduction of the market price of its common stock.

DBI EXPECTS TO INCUR SIGNIFICANT COSTS AND EXPENSES TO INTEGRATE THE OPERATIONS OF THE TWO COMPANIES, NEGATIVELY AFFECTING DBI's SHORT-TERM PROFITABILITY.

     DBI's management anticipates that the process of integrating the two companies' operations will require the immediate investment of substantial resources. Financial benefits flowing from the merger, if any, are not expected to be realized until fiscal 2001 or later. Consequently, the integration process will likely have an adverse effect on DBI's short-term profitability and, potentially, the market price of its common stock.

VISIONICS' CUSTOMERS MAY PERCEIVE THE PROPOSED MERGER AS COMPETITIVELY THREATENING.

     Visionics' customers are primarily original equipment manufacturers, application developers and system integrators who license Visionics' enabling technology. DBI sells its products and services directly to end users, primarily law enforcement agencies. Some of Visionics' customers may mistakenly perceive DBI's sales practices as a competitive threat to their businesses and withdraw from further interaction with Visionics, adversely affecting the business and prospects of the combined company.

MARKET RISKS

     The Company is exposed to certain market risks with its $2 million line of credit of which there were no borrowings outstanding at September 30, 2000. The line bears interest at a rate of one half (0.5%) above the prime rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Digital Biometrics, Inc.:

     We have audited the accompanying consolidated balance sheets of Digital Biometrics, Inc. and subsidiary as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Digital Biometrics, Inc. and subsidiary as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.




                                            KPMG LLP

Minneapolis, Minnesota
November 21, 2000

                     DIGITAL BIOMETRICS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999

                                                                                            2000             1999
                                                                                        ------------     ------------
Current assets:
     Cash and cash equivalents                                                          $  1,893,156     $  3,175,868
     Accounts receivable, less allowance for doubtful accounts of $124,000 and
         $128,587, respectively (note 2)                                                   9,256,468        7,415,334
     Inventory (note 3)                                                                    3,900,754        2,972,998
     Prepaid expenses and other costs                                                        215,103          195,887
                                                                                        ------------     ------------
         Total current assets                                                             15,265,481       13,760,087
                                                                                        ------------     ------------

Property and equipment (note 4)                                                            3,265,846        2,744,454
     Less accumulated depreciation and amortization                                       (2,330,177)      (1,783,030)
                                                                                        ------------     ------------
                                                                                             935,669          961,424
                                                                                        ------------     ------------

Other assets, net of accumulated amortization of $149,284 and $139,241, respectively
     (notes 1 & 7)                                                                            45,149           25,270
                                                                                        ------------     ------------
                                                                                        $ 16,246,299     $ 14,746,781
                                                                                        ============     ============


Current liabilities:
     Accounts payable                                                                   $  1,711,438     $  1,826,451
     Deferred revenue                                                                      3,642,246        2,319,828
     Accrued warranty                                                                        301,570          745,104
     Accrued installation costs                                                              480,500        1,107,200
     Other accrued expenses (note 6)                                                         968,018        1,319,403
     Current installments of capital lease obligations                                            --           57,292
                                                                                        ------------     ------------
         Total current liabilities                                                         7,103,772        7,375,278

Capital lease obligations, less current installments                                              --           93,077
Convertible debentures (note 7)                                                                   --          148,097
                                                                                        ------------     ------------
         Total liabilities                                                                 7,103,772        7,616,452
                                                                                        ------------     ------------

Stockholders' equity (notes 7, 8 and 11):
     Preferred stock, undesignated, par value $.01 per share, 5,000,000 shares
         authorized, none issued                                                                  --               --
     Common stock, $.01 par value. Authorized, 40,000,000 shares; issued
         and outstanding 16,851,725 and 16,017,629 shares, respectively                      168,517          160,176
     Additional paid-in capital                                                           48,741,875       47,157,996
     Deferred compensation                                                                   (93,750)         (75,500)
     Accumulated deficit                                                                 (39,674,115)     (40,112,343)
                                                                                        ------------     ------------
         Total stockholders' equity                                                        9,142,527        7,130,329

Commitments (note 14)
                                                                                        ------------     ------------
                                                                                        $ 16,246,299     $ 14,746,781
                                                                                        ============     ============


          See accompanying notes to consolidated financial statements.

                     DIGITAL BIOMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                     2000             1999             1998
                                                 ------------     ------------     ------------
Revenues (note 1):
     Identification systems                      $ 17,866,769     $ 18,214,126     $  8,078,333
     Maintenance                                    5,073,699        3,726,404        2,625,010
     Integral Partners                                     --          258,720          619,348
                                                 ------------     ------------     ------------
         Total                                     22,940,468       22,199,250       11,322,691
                                                 ------------     ------------     ------------

Cost of revenues:
     Identification systems                        11,202,458       12,034,849        5,973,043
     Maintenance                                    3,616,927        2,776,740        2,195,703
     Integral Partners                                     --          142,767          348,212
                                                 ------------     ------------     ------------
         Total                                     14,819,385       14,954,356        8,516,958
                                                 ------------     ------------     ------------
Gross margin                                        8,121,083        7,244,894        2,805,733
                                                 ------------     ------------     ------------

Selling, general and administrative expenses:
     Sales and marketing                            2,527,938        1,946,505        2,037,145
     Engineering and development                    2,749,558        2,224,612        3,192,683
     General and administrative                     2,398,770        2,691,236        1,851,751
     Non-recurring charges (note 17)                  221,473               --               --
                                                 ------------     ------------     ------------
         Total expenses                             7,897,739        6,862,353        7,081,579
                                                 ------------     ------------     ------------

Income (loss) from operations                         223,344          382,541       (4,275,846)

Other income (expense):
     Interest income                                  220,595           27,577           47,163
     Interest expense (note 7)                         (6,427)        (299,397)        (594,430)
     Other expense                                        716          (11,833)         (65,319)
                                                 ------------     ------------     ------------
         Total other income (expense)                 214,884         (283,653)        (612,586)
                                                 ------------     ------------     ------------

         Net income (loss)                       $    438,228     $     98,888     $ (4,888,432)
                                                 ============     ============     ============

Net income (loss) per common share               $       0.03     $       0.01     $      (0.38)
                                                 ============     ============     ============

Net income (loss) per common share - assuming
     dilution                                    $       0.02     $       0.01     $      (0.38)
                                                 ============     ============     ============

Weighted average common shares outstanding         16,595,051       14,781,936       12,748,140
                                                 ============     ============     ============

Weighted average common shares outstanding -
     assuming dilution                             18,074,983       15,081,973       12,748,140
                                                 ============     ============     ============


          See accompanying notes to consolidated financial statements.

                     DIGITAL BIOMETRICS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)

                                             Common Stock          Additional    Deferred     Other
                                          ---------------------      Paid-in       Comp-   Comprehensive  Accumulated
                                            Shares       Amount      Capital     ensation  Income (Loss)    Deficit         Total
                                          -----------------------------------------------------------------------------------------
Balance September 30, 1997                12,361,038   $ 123,610  $ 42,439,576  $ (73,500)  $   (1,639)  $(35,322,799)  $ 7,165,248
Restricted stock awards (note 11)             47,304         473        75,466    (75,939)          --             --            --
Amortization of deferred compensation             --          --            --     57,939           --             --        57,939
Exercise of employee stock options             2,000          20         4,480         --           --             --         4,500
Stock award for retirement plan
    (note 10)                                 55,963         560        86,883         --           --             --        87,443
Debt conversions (note 7)                  1,195,527      11,955       858,262         --           --             --       870,217
Issuance of stock options as payment
    for services received (note 11)               --          --        18,108         --           --             --        18,108
Issuance of warrants in connection with
    convertible debentures (note 7)               --          --       131,450         --           --             --       131,450
Intrinsic value of beneficial conversion
    feature of convertible debentures
    (note 7)                                      --          --       500,000         --           --             --       500,000
Change in unrealized loss on marketable
    securities                                    --          --            --         --        1,639             --         1,639
Net income (loss)                                 --          --            --         --           --     (4,888,432)   (4,888,432)
                                                                                                                        -----------
Total comprehensive income (loss)                                                                                        (4,886,793)
                                          -----------------------------------------------------------------------------------------
Balance September 30, 1998                13,661,832     136,618    44,114,225    (91,500)          --    (40,211,231)    3,948,112
Restricted stock awards (note 11)             43,200         432        53,568    (54,000)          --             --            --
Amortization of deferred compensation             --          --            --     70,000           --             --        70,000
Exercise of stock options and warrants       405,830       4,058       597,166         --           --             --       601,224
Stock award for retirement plan
    (note 10)                                 87,897         879       119,979         --           --             --       120,858
Debt conversions (note 7)                  1,123,874      11,239     1,219,743         --           --             --     1,230,982
Private placements (note 8)                  694,996       6,950       880,581         --           --             --       887,531
Issuance of stock options and warrants
    as payment for services received
    (note 11)                                     --          --        35,134         --           --             --        35,134
Issuance of warrants in connection with
    convertible debentures (note 7)               --          --        12,600         --           --             --        12,600
Intrinsic value of beneficial conversion
    feature of convertible debentures
    (note 7)                                      --          --       125,000         --           --             --       125,000
Net income                                        --          --            --         --           --         98,888        98,888
                                                                                                                        -----------
Total comprehensive income                                                                                                   98,888
                                          -----------------------------------------------------------------------------------------
Balance September 30, 1999                16,017,629     160,176    47,157,996    (75,500)          --    (40,112,343)    7,130,329
Restricted stock awards (note 11)             10,269         102        76,398    (76,500)          --             --            --
Amortization of deferred compensation             --          --            --     58,250           --             --        58,250
Exercise of stock options and warrants       661,603       6,616     1,181,765         --           --             --     1,188,381
Stock award for retirement plan
    (note 10)                                 45,855         459       154,302         --           --             --       154,761
Debt conversions (note 7)                    116,369       1,164       151,760         --           --             --       152,924
Issuance of stock options and warrants
    as payment for services received
    (note 11)                                     --          --        19,654         --           --             --        19,654
Net income                                        --          --            --         --           --        438,228       438,228
                                                                                                                        -----------
Total comprehensive income                                                                                                  438,228
                                          -----------------------------------------------------------------------------------------
Balance September 30, 2000                16,851,725   $ 168,517  $ 48,741,875  $ (93,750)  $       --   $(39,674,115)  $ 9,142,527
                                          =========================================================================================

          See accompanying notes to consolidated financial statements.

                     DIGITAL BIOMETRICS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                        2000             1999             1998
                                                                    ------------     ------------     ------------
Cash flows from operating activities:
       Net income (loss)                                            $    438,228     $     98,888     $ (4,888,432)
       Adjustments to reconcile net income (loss) to net cash
         (used in) provided by operating activities:
                  Provision for doubtful accounts receivable              (4,587)        (157,088)          99,901
                  Deferred compensation amortization and other            77,904          105,134           76,047
                  Depreciation and amortization                          647,663          574,473          520,552
                  Write-off of intangible assets                              --           14,694           76,901
                  Loss on sale of marketable securities                       --               --            1,315
                  (Gain) loss on disposal and write-off of fixed
                      assets and tooling                                    (716)          11,833           51,618
                  Interest expense amortization for the
                      intrinsic value of the beneficial
                      conversion feature of convertible
                      debentures                                              --          125,000          500,000
                  Interest expense on debentures converted into
                      common stock                                        12,350           75,737           25,469
         Changes in operating assets and liabilities:
                  Accounts receivable                                 (1,836,547)      (2,906,049)         709,258
                  Inventory                                             (927,756)        (124,577)        (553,828)
                  Prepaid expenses and other expenses                    (19,216)          18,672          (50,965)
                  Accounts payable                                      (115,013)          43,365          331,307
                  Deferred revenue                                     1,322,418        1,401,537          240,366
                  Accrued expenses                                    (1,266,858)       1,668,132          253,089
                                                                    ------------     ------------     ------------
         Net cash (used in) provided by operating activities          (1,672,130)         949,751       (2,607,402)
                                                                    ------------     ------------     ------------

Cash flows from investing activities:
         Purchase of property and equipment                             (623,811)        (371,992)        (493,497)
         Proceeds from disposal of property and equipment                 12,794            5,878            1,311
         Patents, trademarks, copyrights and licenses                    (37,577)          (8,256)         (24,375)
         Sales of marketable securities before maturity                       --               --          155,132
                                                                    ------------     ------------     ------------
         Net cash used in investing activities                          (648,594)        (374,370)        (361,429)
                                                                    ------------     ------------     ------------

Cash flows from financing activities:
         Net line of credit (payments) advances                               --         (111,962)         111,962
         Principal payments on capital lease obligations                (150,369)         (67,033)          (7,212)
         Exercise of warrants and options                              1,188,381          601,224            4,500
         Common stock issued in private placements                            --          887,531               --
         Issuance of convertible debentures                                   --          450,111        1,808,800
                                                                    ------------     ------------     ------------
         Net cash provided by financing activities                     1,038,012        1,759,871        1,918,050
                                                                    ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents                      (1,282,712)       2,335,252       (1,050,781)

Cash and cash equivalents at beginning of year                         3,175,868          840,616        1,891,397
                                                                    ------------     ------------     ------------

Cash and cash equivalents at end of year                            $  1,893,156     $  3,175,868     $    840,616
                                                                    ============     ============     ============

Supplemental disclosure of cash flow information:
         Cash paid during the year for interest                     $      4,716     $     65,628     $     11,147
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

     Under new management during the past three years, Digital Biometrics has evolved from a single-product, live-scan hardware supplier to an identification management systems company. DBI continues to expand its product line and information technology services to further penetrate the law enforcement market, while introducing new products and services for the emerging applicant-processing and security markets among commercial and government customers. DBI's systems are used wherever background identification checks and licensing are needed. Typical customers include: U.S. government agencies, such as the Immigration and Naturalization Service ("INS") and U.S. Postal Service; local and state police; the military; school districts; financial institutions; utilities; and casinos.

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

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of Digital Biometrics, Inc. and its wholly owned subsidiary Integral Partners, Inc. On September 29, 2000, Integral Partners, Inc. was dissolved. All significant intercompany balances and transactions have been eliminated on consolidation.

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

     On December 31, 1999, the Company issued 45,855 shares of common stock to satisfy the Company's fiscal 2000 discretionary matching to employees electing participation in the Company's 401(k) retirement plan. On December 31, 1998 and March 16, 1999, the Company issued an aggregate of 87,897 shares of common stock to satisfy the Company's fiscal 1999 discretionary matching to employees electing participation in the Company's 401(k) retirement plan. These issuances increased common stock and additional paid-in capital by $154,761 and $120,858 for fiscal 2000 and 1999, respectively, and reduced accrued compensation by the same amount.

     Effective with their election at the annual stockholders' meeting held on February 8, 2000, the Company granted 9,144 shares of restricted common stock to its non-employee directors. The grant resulted in $72,000 in additional common stock issued and an equal amount of deferred compensation expense that is being amortized on a straight-line basis over the three-year vesting period.

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

     Effective with his appointment to the Company's Board of Directors on February 10, 1998, the Company granted 3,000 shares of restricted common stock to a non-employee director. The grant resulted in $3,939 in additional common stock issued and an equal amount of deferred compensation expense that is being amortized on a straight-line basis over the three-year vesting period.

     Effective with their election at the annual stockholders' meeting held on April 8, 1998, the Company granted 44,304 shares of restricted common stock to its non-employee directors. The grant resulted in $72,000 in additional common stock issued and an equal amount of deferred compensation expense that is being amortized on a straight-line basis over the three-year vesting period.

     For the fiscal year ended September 30, 2000, the Company issued 116,369 shares of common stock for the conversion of the remaining principal aggregating $150,000 of the 1997 Convertible Debentures plus $12,252 of accrued interest.

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

SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     Approximately 96% and 94%, respectively, of customer accounts receivable at September 30, 2000 and 1999, were from government agencies, of which 34% was from one customer at September 30, 2000 and 53% were from two customers at September 30, 1999. For the years ended September 30, 2000, 1999 and 1998, sales to two customers in 2000 accounted for 36%, sales to two customers in 1999 accounted for 43%, and sales to two customers in 1998 accounted for 28%, respectively, of annual sales. Export revenues were less than 1%, 5% and 9% of total revenues, for the years ended September 30, 2000, 1999 and 1998, respectively.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

     Costs associated with patents, trademarks and copyrights are capitalized and amortized over 60 months or the remaining life of the patent, trademark or copyright, whichever is shorter. The cost of software licenses related to purchased software are capitalized and amortized over 36 months or the life of the license, whichever is shorter. Accumulated amortization at September 30, 2000 and 1999 was $82,501 and $73,019, respectively. The Company recorded a charge to operations in 1999 of $14,694 for patents which were abandoned. Management periodically assesses the amortization period and recoverability of the carrying amount of intangible assets based upon an estimation of their value and future benefits of the recorded asset. Management has concluded that the carrying amount of the intangible assets is realizable.

LONG-LIVED ASSETS

     The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

ADVERTISING COSTS

     Advertising costs are expensed as incurred. Advertising expenses were $27,000, $17,000 and $0 for fiscal 2000, 1999 and 1998, respectively.

ENGINEERING AND DEVELOPMENT ARRANGEMENTS

     Engineering and development costs are expensed as incurred. Engineering and development expenses for fiscal 2000 and 1999 are net of approximately $495,000 and $384,000, respectively of costs related to a federally funded demonstration project grant administered by Hennepin County of Minnesota.

INCOME (LOSS) PER SHARE

     Basic income (loss) per share excludes dilution and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities.

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

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SEGMENTS OF AN ENTERPRISE

     The Company operates in one business segment: the identification information systems segment.

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

     During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," changed the effective date to fiscal years beginning after June 15, 2000. The Company will be required to adopt the new standard beginning with the first quarter of fiscal 2001. There will be no impact on the Company's financial statements with its adoption.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company will be required to adopt the new standard beginning with the fourth quarter of fiscal 2001. In October 2000, the SEC provided interpretive guidance for SAB 101. Since most of the equipment the Company sells includes installation, it is anticipated, under SAB 101, a significant portion of revenue recognition will be deferred until installation, particularly where the equipment is integrated to an outside network. Upon adoption of SAB 101, the Company estimates recognizing approximately a $1.4 million cumulative effect of an accounting change reflected in the quarter of adoption.

(2) ACCOUNTS RECEIVABLE

     Accounts receivable at September 30, 2000 and 1999 include $850,568 and $383,878, respectively, of costs in excess of billings under a federal government funded development project administered by Hennepin County of Minnesota.


(3) INVENTORY

     Inventory is valued at standard cost, which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                                           September 30,
                                                       2000             1999
                                                  -------------    -------------

             Components and subassemblies            $3,210,121       $2,307,600
             Work in process                            217,211          434,714
             Finished goods                             473,422          230,684
                                                  -------------    -------------
                                                     $3,900,754       $2,972,998
                                                  =============    =============

(4) PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives, generally three to five years. Leasehold improvements are amortized over the estimated useful life of the asset or lease term, whichever is shorter. Property and equipment consists of the following:

                                                           September 30,
                                                       2000             1999
                                                  -------------    -------------

             Leasehold improvements                  $  275,570       $  265,011
             Office furniture and equipment           1,116,998          985,854
             Manufacturing equipment and tooling        493,376          457,211
             Customer service equipment                 605,254          379,156
             Engineering equipment                      774,648          657,222
                                                  -------------    -------------
                                                     $3,265,846       $2,744,454
                                                  =============    =============

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(5) LINE OF CREDIT

     The Company has an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000. Borrowings under this line of credit are secured by all the assets of the Company. This line of credit replaced the Company's previous line of credit agreement. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line of credit agreement contains financial covenants and ratios pertaining to minimum tangible net worth, net worth ratio, current ratio and minimum profitability. The Company met all financial covenants except for minimum profitability due to costs associated with the proposed merger with Visionics. The lender has waived compliance by DBI with the minimum profitability covenant. The line will expire on January 31, 2001 and is expected to be renewed. There were no borrowings under this line at September 30, 2000.

(6) OTHER ACCRUED EXPENSES

     Other accrued expenses consists of:

                                                           September 30,
                                                       2000             1999
                                                  -------------    -------------

             Accrued salaries                         $ 343,958       $  773,106
             Accrued vacation                           306,955          195,757
             Other accrued expenses                     317,105          350,540
                                                  -------------    -------------
                                                      $ 968,018       $1,319,403
                                                  =============    =============

(7) CONVERTIBLE DEBENTURES

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

     During fiscal 2000, the Company issued 116,369 shares of common stock for the conversion of the remaining principal aggregating $150,000 of the 1997 Convertible Debentures plus $12,252 of accrued interest at an average conversion price of $1.39 per share.

(8) PRIVATE PLACEMENTS

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

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(8) PRIVATE PLACEMENTS (CONTINUED)

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

(10) RETIREMENT PLAN

     Effective January 1, 1992, the Company adopted a profit sharing and savings plan (the "Retirement Plan") classified as a defined contribution plan and qualifying under Section 401(k) of the Internal Revenue Code. The Retirement Plan allows employees to defer a portion of their annual compensation through pre-tax contributions to the Retirement Plan. At the discretion of the Board of Directors, the Company may make matching contributions up to an amount equal to 50% of the contributions made by each employee, subject to a maximum contribution for each employee of 5% of compensation. The Board may also make other discretionary contributions to the Retirement Plan. Matching contributions at September 30, 2000 and 1999 resulted in accrued compensation expense of $192,806 and $126,938, respectively. Matching contributions have been paid through the issuance of Company common stock. For the years ended September 30, 2000, 1999 and 1998, the Company incurred $220,629, $137,945 and $104,264 respectively, of expense related to this plan.

(11) STOCKHOLDERS' EQUITY

CAPITAL STOCK

     On December 31, 1999, the Company issued an aggregate of 45,855 shares of common stock to satisfy the Company's discretionary matching for employees electing to participate in the Company's 401(k) retirement plan. On December 31, 1998 and March 16, 1999, the Company issued an aggregate of 87,897 shares of common stock to satisfy the Company's discretionary match. These issuances increased common stock and additional paid-in capital by $154,761 and $120,858 for fiscal 2000 and 1999, respectively, and reduced accrued compensation by the same amount.

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

STOCK OPTIONS

     In order to attract and retain employees and directors, while preserving cash resources, the Company has, since its inception, utilized stock option awards issued through various stock option plans and employment arrangements. As of September 30, 2000, options to purchase 2,570,974 shares of common stock were issued and outstanding to employees and directors and options to purchase 25,000 shares were issued and outstanding to a contractor. Of these grants, 1,204,808 shares were exercisable at September 30, 2000.

     Effective with his appointment to the Company's Board of Directors on December 14, 1999, the Company granted a stock option to a non-employee director for the purchase of 4,000 shares of common stock. The option is exercisable at $4.00 per share, the fair market value at date of grant, and expires on December 14, 2004.

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(11) STOCKHOLDERS' EQUITY (CONTINUED)

     Effective with their re-election to the Company's Board of Directors on February 8, 2000, stock options were granted to each of the Company's outside directors for the purchase of an aggregate of 60,000 shares of common stock. These options are exercisable at $7.875 per share, the fair market value at date of grant, and expire on February 8, 2005.

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

     During fiscal 2000, the Company granted stock options to certain of its employees for the purchase of an aggregate of 905,500 shares of common stock. These options are exercisable at prices from $3.36 to $7.875 per share and expire between 2006 and 2009.

     Details of the status of stock options as of September 30, 2000 are shown in the table below:

                                                Shares                             Weighted-
                                                 Under                              Average
                                                Option         Price Range       Exercise Price
                                             -------------   ---------------   -----------------
       Unexercised options outstanding -
            September 30, 1997                 1,182,500      $1.56 - 14.75         $3.21

       Options granted                         1,095,000      $1.09 -  2.56         $1.80
       Options exercised                          (2,000)     $2.25                 $2.25
       Options forfeited                        (217,300)     $1.31 - 14.75         $7.06
------------------------------------------------------------------------------------------------
       Unexercised options outstanding -
            September 30, 1998                 2,058,200      $1.09 - 13.63         $2.06

       Options granted                           348,500      $1.09 -  2.94         $1.76
       Options exercised                        (140,665)     $1.31 -  2.06         $1.80
       Options forfeited                        (355,100)    $13.63 -  1.09         $2.02
------------------------------------------------------------------------------------------------
       Unexercised options outstanding -
            September 30, 1999                 1,910,935      $1.09 -  9.50         $2.04

       Options granted                           969,500      $3.36 -  7.88         $4.65
       Options exercised                        (254,289)     $1.09 -  2.56         $1.86
       Options forfeited                         (30,172)     $9.50 -  1.25         $4.56
------------------------------------------------------------------------------------------------
       Unexercised options outstanding -
            September 30, 2000                 2,595,974      $1.09 -  9.50         $3.00
                                             =============

     At September 30, 2000, the weighted average exercise price and weighted average remaining contractual life of outstanding options was $3.00 and 6.66 years, respectively.

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(11) STOCKHOLDERS' EQUITY (CONTINUED)

     The following table summarizes information with respect to options outstanding and exercisable as of September 30, 2000:

                                 Options Outstanding                             Options Exercisable
                      -------------------------------------------    --------------------------------------
                                     Weighted                                        Weighted
                                      Average                                         Average      Weighted
                                     Remaining       Weighted                        Remaining     Average
        Range of         Number of  Contractual       Average          Number of    Contractual    Exercise
     Exercise Prices      Shares    Life (years)   Exercise Price        Shares     Life (years)    Price
     ------------------------------------------------------------    --------------------------------------
     $1.00 - $1.99        934,538       6.68            $ 1.76           547,205        6.54        $ 1.76
     $2.00 - $2.99        653,436       6.59              2.24           610,103        6.51          2.21
     $3.00 - $3.99        244,250       7.68              3.40            40,000        6.08          3.13
     $4.00 - $4.99        564,750       6.55              4.49                 -           -             -
     Over $5.00           199,000       5.87              6.58             7,500        1.38          9.50
                      -------------------------------------------    --------------------------------------
                        2,595,974       6.66            $ 3.00         1,204,808        6.48        $ 2.08
                      ===========================================    ======================================

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

                                                               2000           1999         1998
                                                            ---------------------------------------
                      Net income - as reported               $ 438,228    $  98,888    $(4,888,432)
                      Net loss - pro forma                   $(857,489)   $(558,363)   $(5,633,305)
                      Net income per share - as reported        $ 0.03       $ 0.01    $     (0.38)
                      Net loss per share - pro forma            $(0.05)      $(0.04)   $     (0.44)

     Principal assumptions used in applying the option valuation model were as follows:

                                                             2000           1999           1998
                                                           -------------------------------------
                      Risk-free interest rate                6.00%          5.20%          4.50%
                      Expected life, in years                5-10           5-10           5-10
                      Expected volatility                      89%           138%            83%
                      Expected dividend yield                   0%             0%             0%

RESTRICTED STOCK

     Effective October 1, 1992, the Board of Directors adopted the 1992 Restricted Stock Plan pursuant to which awards of restricted stock may be made to employees and non-employee directors of the Company. The 1992 Restricted Stock Plan serves as a means of providing annual bonus amounts to executive employees and as the means of compensation of non-executive directors effective with each director's election at the annual meeting of stockholders. The last time restricted stock was awarded to an employee of the Company was on October 1, 1993. Restricted stock awards typically vest over a three-year period. The Company awarded 10,269, 43,200 and 47,304 shares, respectively, of common stock with a fair market value of $76,500, $54,000 and $75,939, respectively, for the years ended September 30, 2000, 1999 and 1998 to its non-employee directors.

WARRANTS

     The Company has warrants outstanding at September 30, 2000, for the purchase of 585,017 shares of its common stock. All the warrants are exercisable and expire at various times through March 29, 2004. The exercise prices per share range from $1.31 to $2.60.

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(12) INCOME TAXES (CONTINUED)

     There is no provision for income taxes since a valuation allowance has been established equal to the corresponding net deferred tax asset. At September 30, 2000, the Company has carryforwards of net operating losses and research and development tax credits of approximately $35,500,000 and $1,197,000, respectively. These carryforwards expire in various amounts through 2018.

     Due to uncertainty of the realization of deferred tax assets, the Company has established a valuation allowance equal to net deferred tax assets. The change in the valuation allowance for the years ended September 30, 2000 and 1999, is as follows:

                                                                       2000             1999
                                                                  --------------    --------------
                      Balance at beginning of year                  $15,942,000       $15,939,000
                      Change in valuation allowance                     223,000             3,000
                                                                  --------------    --------------
                                                                    $16,165,000       $15,942,000
                                                                  ==============    ==============

     The current and long-term deferred income tax asset and liability amounts as of September 30, 2000 and 1999, were composed of the following:

                                                                        2000              1999
                                                                  --------------    --------------
         Current and long-term deferred income tax asset
         resulting from future deductible temporary
         differences are:
               Accounts receivable allowance                        $    50,000      $     52,000
               Inventory capitalization                                  47,000            36,000
               Accrued salary and vacation                              260,000           388,000
               Other                                                    411,000           571,000
               Research and development tax credit carryforwards      1,197,000         1,055,000
               Net operating loss carryforwards                      14,200,000        13,840,000
                                                                  --------------    --------------
                                                                     16,165,000        15,942,000
                                                                    (16,165,000)      (15,942,000)
                                                                  --------------    --------------
                                                                    $         0      $          0
                                                                  ==============    ==============

     The aforementioned carryforwards are subject to the limitation provisions of Internal Revenue Code sections 382 and 383. These sections provide limitations on the availability of net operating losses and credits to offset current taxable income and related income taxes when an ownership change has occurred. The Company's initial public offering in December 1990 resulted in an ownership change pursuant to these provisions and, accordingly, the use of approximately $3,300,000 of the above carryforwards is subject to an annual limitation, estimated at $350,000. At this time the remaining NOL limitation with respect to the 1990 ownership change is approximately $375,000. Any future ownership change could create a limitation with respect to loss carryforwards not currently subject to an annual limitation. Approximately $2,770,000 of the $35,500,000 net operating loss carryforwards relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $1,108,000 credited to additional paid-in capital.

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(13) NET INCOME (LOSS) PER COMMON SHARE

     The per share computations are based on the weighted average number of common shares outstanding during the periods.

                                                                         Years Ended September 30,
                                                                 ------------------------------------------
                                                                     2000           1999           1998
                                                                 ------------   ------------   ------------
         Shares outstanding at beginning of year                   16,017,629     13,661,832     12,361,038
         Shares awarded for retirement plan                            45,855         87,897         55,963
         Restricted stock awards, net                                  10,269         43,200         47,304
         Exercise of stock options and warrants                       661,603        405,830          2,000
         Shares issued upon conversion of debentures                  116,369      1,123,874      1,195,527
         Shares issued for private placements                              --        694,996             --
                                                                 ------------   ------------   ------------
         Shares outstanding at end of year                         16,851,725     16,017,629     13,661,832
                                                                 ============   ============   ============

         Weighted average common shares outstanding                16,595,051     14,781,936     12,748,140
                                                                 ============   ============   ============

         Weighted average common shares outstanding -
                assuming dilution                                  18,074,983     15,081,973     12,748,140
                                                                 ============   ============   ============

         Net income (loss)                                       $    438,228   $     98,888   $ (4,888,432)
                                                                 ============   ============   ============

         Income (loss) per common share                          $       0.03   $       0.01   $      (0.38)
                                                                 ============   ============   ============

         Income (loss) per common share - assuming dilution      $       0.02   $       0.01   $      (0.38)
                                                                 ============   ============   ============

     The following is a summary of those securities outstanding at September 30 for the respective periods which have been excluded from the calculations because the effect on net income (loss) per common share would not have been dilutive for the entire year:

                                                                     2000           1999           1998
                                                                 ------------   ------------   ------------
           Options                                                    199,000        102,500      2,048,200
           Warrants                                                        --        112,893        575,893
           Convertible debentures (assuming conversion on
                 September 30)                                             --        115,710        858,524

(14) LEASE COMMITMENTS

     The Company leases its primary office and production facility in Minnetonka, Minnesota, under an operating lease that expires in March 2008. Annual base rent under the lease agreement increases from approximately $423,000 to $616,000 over the term of the lease, subject to adjustment based on actual square footage occupied by the Company. In addition, the Company is obligated to pay a pro rata share for property taxes, maintenance and other operating expenses.

     The Company leases a facility in Maple Grove, Minnesota under an operating lease that expires in June 2003. Annual base rent under the lease agreement is approximately $77,200 and the Company is obligated to pay a pro rata share for property taxes, maintenance and other operating expenses. The Company subleases this office space to another company.

     The Company leases a sales and service office in Ontario, California under an operating lease that expires in May 2002. Annual base rent under the lease agreement is approximately $57,100.

     The Company leases general office equipment under operating leases that expire at various times through August 2003.

     Rent expense for operating leases for 2000, 1999 and 1998 was $687,400, $537,500 and $442,600, respectively. Future minimum payments on operating leases for the years ending September 30, 2001, 2002, 2003, 2004, 2005 and 2006 and thereafter are $854,700, $1,011,900, $983,300, $929,700, $975,900 and
$2,658,400, respectively.

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(15) LITIGATION

     There are no material lawsuits pending or, to the Company's knowledge, threatened against the Company.

(16) JOINT VENTURE WITH LAKES GAMING, INC.

     On March 16, 1998, the Company entered into an agreement with Lakes Gaming, Inc., formerly Grand Casinos, Inc., forming a joint venture company named TRAK 21 Development, LLC, to productize, test and market the TRAK-21 blackjack table wagering data capture and player tracking system. Deployment of test systems based on TRAK-21 technology was initiated in fiscal 1999. The Company's initial membership interest in the joint venture is 51%. The Company has adopted the equity method of accounting for the investment. The Company has no additional responsibility to fund the LLC. No loss from the joint venture was recorded on the Company's consolidated statements of operations for the years ended September 30, 2000 and 1999 since the Company is not required to and did not provide additional funding to the LLC since 1998. For the year ended September 30, 1998, the Company's loss from the joint venture was limited to the historical carrying amount of its investment of $13,700 and was recorded as "other expense" in the fiscal 1998 consolidated statements of operations.

(17) MERGER WITH VISIONICS CORPORATION

     On October 18, 2000, the Company announced that they have signed a definitive merger agreement with Visionics Corporation, the global face recognition technology leader. It was approved unanimously by the Board of Directors of both companies and is subject to customary shareholder approval and regulatory review.

     Management believes the merger will create a company that is strategically positioned at the forefront of the biometrics technology industry, leveraging Visionics' leadership in technology and innovation with DBI's engineering and manufacturing expertise. The merged company intends to develop a totally new way of delivering biometrics on a platform that is scalable, cost-effective and easier for original equipment manufacturers (OEMs) and developers to adopt.

     The combined entity plans to offer deployment-ready hardware components - so called NETWORK APPLIANCES - that support facial recognition and other biometrics. On these components, developers and OEMs can readily build large scale applications or solutions in areas such as information security, banking, access control, law enforcement, ID solutions, CCTV security among others.

     The focus will initially be on offering a hardware encapsulation of Visionics' FaceIt(R) technology because of its broad appeal. This will deliver facial recognition capabilities through OPEN SYSTEMS PROTOCOLS to any internet-enabled device equipped with a digital camera (e.g. ATMs, airline check-in kiosks, boarding gates, physical access control systems, desktop and laptop computers, handheld wireless devices with built-in digital cameras, CCTV security cameras, etc.).

     Concurrent with the parties' execution and delivery of the merger agreement, DBI provided to Visionics a six-month $1,000,000 working capital facility bearing interest at 12.5% per annum and secured by substantially all the assets of Visionics.

                            DIGITAL BIOMETRICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(17) MERGER WITH VISIONICS CORPORATION (CONTINUED)

     Presented below are combined condensed financial statements for the year ended and at September 30, 2000, as though the merger had been completed at year-end.


COMBINED CONDENSED STATEMENT OF OPERATIONS

                                                                                   PRO FORMA
                                                                        --------------------------------
                                            Digital                                          Combined
                                          Biometrics       Visionics       Adjustments        Company
Revenue                                  $ 22,940,468    $  2,634,592               --     $ 25,575,060
Cost of revenue                            14,819,385         658,303               --       15,477,688
                                        ----------------------------------------------------------------
Gross margin                                8,121,083       1,976,289               --       10,097,372
                                        ----------------------------------------------------------------

Operating expenses:
Selling, general and administrative         7,676,266       3,381,968               --       11,058,234
Non-recurring charges                         221,473          78,689         (300,162)              --
                                        ----------------------------------------------------------------
Total expenses                              7,897,739       3,460,657         (300,162)      11,058,234
                                        ----------------------------------------------------------------

Income (loss) from operations                 223,344      (1,484,368)         300,162         (960,862)
Other income (expense)                        214,884         140,734               --          355,618
                                        ----------------------------------------------------------------

Income (loss) before provision for
(benefit of) income taxes                     438,228      (1,343,634)         300,162         (605,244)

Provision for (benefit of) income
taxes                                              --         (37,538)              --          (37,538)
                                        ----------------------------------------------------------------

Net income (loss)                        $    438,228    $ (1,306,096)         300,162     $   (567,706)
                                        ================================================================

Net income (loss) per common share       $       0.03    $      (0.11)    $       0.06     $      (0.02)
                                        ================================================================

Net income (loss) per common share -
assuming dilution                        $       0.02    $      (0.11)    $       0.07     $      (0.02)
                                        ================================================================

Weighted average common shares             16,595,051      12,050,840       (5,784,403)      22,861,488
                                        ================================================================

Weighted average common shares -
assuming dilution                          18,074,983      12,050,840       (7,264,335)      22,861,488
                                        ================================================================


COMBINED CONDENSED BALANCE SHEET

                                            Digital                                          Combined
                                          Biometrics      Visionics        Adjustments        Company
Assets:
    Current assets                       $ 15,265,481    $  2,307,731               --     $ 17,573,212
    Property and equipment                    935,669         434,897               --        1,370,566
    Other assets                               45,149         916,876               --          962,025
                                        ----------------------------------------------------------------
        Total                            $ 16,246,299    $  3,659,504               --     $ 19,905,803
                                        ================================================================

Liabilities and stockholders' equity:
    Current liabilities                  $  7,103,772    $    723,250               --     $  7,827,022
    Long-term obligations                          --         543,850               --          543,850
    Stockholders' equity                    9,142,527       2,392,404               --       11,534,931
                                        ----------------------------------------------------------------
        Total                            $ 16,246,299    $  3,659,504               --     $ 19,905,803
                                        ================================================================

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

         The information called for by Items 10, 11, 12 and 13 is incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A. The Registrant's definitive proxy statement will be filed with the Commission within 120 days after the end of the fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)       1.   Consolidated Financial Statements
                    Independent Auditors' Report
                    Consolidated Balance Sheets: September 30, 2000 and 1999 Consolidated Statements of Operations: Years ended
                          September 30, 2000, 1999 and 1998
                    Consolidated Statements of Stockholders' Equity and
                          Comprehensive Income (Loss): Years ended September 30, 2000, 1999 and 1998
                    Consolidated Statements of Cash Flows: Years ended
                          September 30, 2000, 1999 and 1998
                    Notes to Consolidated Financial Statements

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

          4.3 Rights Agreement dated May 2, 1996 between the Company and Wells Fargo Bank, Minnesota, National Association, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 9, 1996, File No. 0-18856).

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

         10.12 Loan Agreement dated November 19, 1999 between the Company and Riverside Bank (incorporated by reference from Exhibit 10.12 to the Company's Report on Form 10-Q for the quarter ended December 31, 1999).

         10.13 Commercial Security Agreement dated November 19, 1999 between the Company and Riverside Bank (incorporated by reference from Exhibit 10.13 to the Company's Report on Form 10-Q for the quarter ended December 31, 1999).

         10.14 Promissory Note, dated November 19, 1999, made by the Company in favor of Riverside Bank (incorporated by reference from Exhibit
               10.14 to the Company's Report on Form 10-Q for the quarter ended December 31, 1999).

         10.15 Loan Agreement dated November 19, 2000 between the Company and Associated Bank Minnesota

         10.16 Amendment to Lease for Company Premises dated November 21, 2000

         21.1  Subsidiaries of the Registrant.

         23.1  Consent of KPMG LLP.

         27.1  Financial Data Schedule.

(b)      REPORTS ON FORM 8-K.

                  The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the three-month period ended September 30, 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MINNETONKA, MINNESOTA, ON THIS 7TH DAY OF DECEMBER 2000.

DIGITAL BIOMETRICS, INC.
------------------------
       (REGISTRANT)             /s/ John J. Metil
                                -----------------
                                  John J. Metil
                      President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED.

SIGNATURE                   TITLE
-------------------------   ------------------------

/s/ James C. Granger                                                  December 7, 2000
-------------------------                                             ----------------
James C. Granger            Chairman of the Board of Directors        Date


/s/ John J. Metil                                                     December 7, 2000
-------------------------                                             ----------------
John J. Metil               President, Chief Executive Officer and    Date
                            Director (Principal Executive Officer)


/s/ Robert F. Gallagher                                               December 7, 2000
-------------------------                                             ----------------
Robert F. Gallagher         Chief Financial Officer                   Date
                            (Principal Accounting Officer)


/s/ George Latimer                                                    December 7, 2000
-------------------------                                             ----------------
George Latimer              Director                                  Date


/s/ C. McKenzie Lewis III                                             December 7, 2000
-------------------------                                             ----------------
C. McKenzie Lewis III       Director                                  Date


/s/ John E. Haugo                                                     December 7, 2000
-------------------------                                             ----------------
John E. Haugo               Director                                  Date


/s/ John E. Lawler                                                    December 7, 2000
-------------------------                                             ----------------
John E. Lawler              Director                                  Date

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
Digital Biometrics, Inc.:

     Under date of November 21, 2000 we reported on the consolidated balance sheets of Digital Biometrics, Inc. and subsidiary, as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2000, as contained in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                            KPMG LLP

Minneapolis, Minnesota
November 21, 2000

                                                                     SCHEDULE II

                            DIGITAL BIOMETRICS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                      Additions
                                            ----------------------------
                             Balance at       Charged to     Charged to                      Balance at
                            Beginning of       Costs and       Other                           End of
      Description               Year           Expenses       Accounts      Deductions           Year
--------------------------------------------------------------------------------------------------------
Allowance for Doubtful
    Accounts

      1998                   $ 441,276         $ 99,901       $     --       $244,594 (a)     $ 296,583

      1999                     296,583               --             --        167,996 (b)       128,587

      2000                     128,587            3,388             --          7,975 (a)       124,000

Inventory Reserve

      1998                     301,108          230,044             --        101,359           429,793

      1999                     429,793          245,904             --        313,536           362,161

      2000                     362,161          289,890             --        258,507           393,544

Warranty Reserve

      1998                     584,676          529,629             --        728,883           385,422

      1999                     385,422        1,158,233             --        798,551           745,104

      2000                     745,104          614,760             --      1,058,294           301,570

Accrued Installation
    Costs

      1998                      97,750          971,348             --        713,298           355,800

      1999                     355,800        1,768,942             --      1,017,542         1,107,200

      2000                   1,107,200        1,438,800             --      2,065,500           480,500

(a) Write-off of bad debts.

(b) Includes $10,908 for write-off of bad debts and $157,088 of adjustments to reserves for specific accounts.