Form 10-K405/A
period 2000-09-30
DIGITAL BIOMETRICS INC
filed 2001-01-26
CIK 868373

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

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File Number:                 0-18856
                       ---------------------------------------------------------


                            DIGITAL BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    41-1545069
             --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

5600 Rowland Road, Minnetonka, Minnesota    55343            (952) 932-0888
----------------------------------------------------         --------------
(Address of principal executive offices)  (Zip Code)    (Registrant's telephone
                                                            number, including
                                                                area code)

Securities registered pursuant to Section 12(b) of the Act:    None
                                                           ---------------------

Securities registered pursuant to Section 12(g) of the Act: common stock, $.01 par value
                                                           ---------------------

                                                            common stock
                                                            purchase rights
                                                           ---------------------

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

      common stock, $.01 par value     December 31, 2000 - 16,979,565 shares
      ----------------------------     -------------------------------------
                 (Class)                           (Outstanding)

The aggregate market value of common stock held by non-affiliates as of December 31, 2000: $48,996,792

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the Company's executive officers and members of its Board of Directors. There are no family relationships between any director or officer.

         Name of Nominee                    Age     Position
         ---------------                    ---     --------

         James C. Granger(1)                54      Chairman of the Board of
                                                    Directors
         C. McKenzie Lewis III(1)(2)(3)     54      Director
         George Latimer(2)(3)               65      Director
         John E. Haugo(2)(3)                65      Director
         John E. Lawler(1)(2)(3)            51      Director
         John J. Metil                      50      President, Chief Executive
                                                    Officer and Director
         Barry A. Fisher                    46      Vice President of Sales,
                                                    Marketing and Business
                                                    Development
         Michel R. Halbouty                 59      Vice President of Operations
         Robert F. Gallagher                45      Chief Financial Officer

(1)      Member of Nominating Committee.
(2)      Member of Compensation and Personnel Committee.
(3)      Member of Audit Committee.

         The following discussion sets forth the business experience and background of each of the persons identified above.

         James C. Granger. Mr. Granger served as the Company's President and Chief Executive Officer from January 1997 through October 2000, was appointed to the Board of Directors of the Company effective January 27, 1997 and appointed as Chairman effective December 14, 1999. Mr. Granger has been President and Chief Executive Officer of Norstan, Inc. since October 26, 2000. Prior to joining Digital Biometrics, Mr. Granger was employed by ADC Telecommunications, Inc. as President of its Access Platforms Systems Division between March 1995 and December 1996. Between 1989 and February 1995, Mr. Granger was employed by Sprint/United Telephone, Orlando, Florida, in various senior marketing and management positions. Prior to 1989, Mr. Granger was employed by American Telephone & Telegraph in various management positions.

         C. McKenzie Lewis III. Mr. Lewis was elected Chairman of the Company's Board of Directors on October 28, 1996 and served as Chairman through December 14, 1999. Mr. Lewis has served as a director of the Company since 1994. From 1986 to 1996, Mr. Lewis served as Chief Executive Officer and President and a director of Computer Network Technology Corporation, a developer and manufacturer of high performance extended channel networking systems. Mr. Lewis has over 26 years experience in the computer and data communications industry. Mr. Lewis is currently President of Sherpa Partners, LLC and a General Partner in Minnesota Management Partners, L.P.

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

         John E. Haugo. Dr. Haugo has served on the Company's Board of Directors since February 1998. Dr. Haugo has served as a director of Pointshare since August 2000. Dr. Haugo has served as Chairman and Chief Executive Officer of MedServe Link, Inc. from January 1998 to August 2000, at which time it was acquired by Pointshare. Dr. Haugo has served as a director of Global Maintech, Inc. since June 1997. Dr. Haugo served as Vice President and General Manager of the Serving Software Group Business Unit of HBO and Company from September 1994 to March 1997. From April 1986 until September 1994, prior to its acquisition by HBO, Dr. Haugo was founder, President, Chairman and Chief Executive Officer of Serving Software, Inc. a provider of health care scheduling and resource management systems. From January 1976 to January 1981 he served as Chief Executive Officer of Minnesota Educational Computing Corporation.

         John E. Lawler. Mr. Lawler has served on the Company's Board of Directors since December 1999. Mr. Lawler has been President of East/West Financial Services, Inc., a diversified financial management and business consulting firm, since November 1987. He is also a co-founder of Sterling Wealth Management, Inc., a registered investment advisor and has served on its Board since October 1999. He currently serves as its Chief Executive Officer and Chairman of the Board. From November 1984 to March 1988, Mr. Lawler served as Executive Vice President of The Kamber Group, an advertising, public relations firm in Washington D.C. From March 1982 to October 1984, Mr. Lawler served as a Senior Vice President and Chief Financial Officer with Gray and Company, an advertising, public relations and lobbying firm. From January 1975 to March 1982, Mr. Lawler served as Chief of the Office of Finance of the U.S. House of Representatives in Washington, D.C.

         John J. Metil. Mr. Metil has served on the Company's Board of Directors since December 1999. Mr. Metil was hired as the Company's Chief Operating Officer and Chief Financial Officer in April 1997, was promoted to Executive Vice President in November 1998 and was promoted to President and Chief Executive Officer in October 2000. From August 1992 to April 1997, Mr. Metil served as Executive Vice President with the Zebulon Group, Inc. Previously, he was a co-founder and served as Chief Financial Officer of Tricord Systems, Inc., and held senior finance and corporate development positions at National Computer Systems, Control Data Corporation and Pillsbury Company.

         Barry A. Fisher. Mr. Fisher became the Company's Vice President of Sales, Marketing and Business Development in March 1997. From June 1995 to March 1997, Mr. Fisher was a partner in American Connexions, an organization which provided sales management services to small businesses selling products to retail and government markets. During the period from December 1987 to June 1995, Mr. Fisher served as Vice President of Sales for Recovery Engineering, Inc. From September 1976 to December 1987, Mr. Fisher held management positions at Tennant Company.

         Michel R. Halbouty. Mr. Halbouty serves as the Company's Vice President of Operations, a position he has held since May 1997. From March 1992 to April 1997, Mr. Halbouty was employed as Vice President of Manufacturing with NetStar, Inc. From June 1979 to February 1992, Mr. Halbouty held manufacturing and corporate quality management positions with Apertus Technologies (formerly Lee Data

Corporation). From September 1963 to May 1979, Mr. Halbouty held various manufacturing and project management positions with Control Data Corporation.

         Robert F. Gallagher. Mr. Gallagher serves as the Company's Vice President and Chief Financial Officer, a position he as held since November 2000. From December 1997 to July 2000, Mr. Gallagher was employed with TSI Incorporated as Vice President and Chief Financial Officer. Mr. Gallagher was the Controller of TSI Incorporated for more than five years prior to December 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and the holders of 10 percent or more of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Based on the Company's review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during fiscal year 2000 its directors and executive officers filed all reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation paid by the Company for the last three fiscal years to its Chief Executive Officer and each other executive officer whose cash compensation exceeded $100,000 in fiscal year 2000 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                                                                 ------
                                                     ANNUAL COMPENSATION       SECURITIES
             NAME AND                              ------------------------    UNDERLYING         ALL OTHER
        PRINCIPAL POSITION               YEAR        SALARY         BONUS        OPTIONS       COMPENSATION(5)
-----------------------------------    --------    ----------    ----------    ------------    ---------------
James C. Granger(1)                      2000       $208,333      $     --        100,000           $4,998
    President and Chief Executive        1999        197,918       100,000             --            4,995
    Officer                              1998        175,020        17,500        250,000            4,667

John J. Metil(2)                         2000        178,334        18,500        150,000            4,998
    Executive Vice President             1999        162,917        82,500             --            5,000
    Chief Operating Officer and          1998        138,750        14,000        100,000            3,563
    Chief Financial Officer

Barry A. Fisher(3)                       2000        142,250        15,000        100,000            4,998
    Vice President of Sales, Marketing   1999        126,249        75,000             --            5,000
    and Business Development             1998        106,667        11,000         75,000            2,377

Michel R. Halbouty(4)                    2000        156,250        16,500        100,000            4,998
    Vice President of Operations         1999        136,666        94,151             --               --
                                         1998        109,167        11,000         75,000               --

----------------------------

(1) Mr. Granger served as President and Chief Executive Officer of the Company from January 1, 1997 through October 18, 2000.
(2) Mr. Metil has served as President and Chief Executive Officer of the Company since October 18, 2000, Executive Vice President of the Company from November 1, 1998 through October 18, 2000 and as Chief Operating Officer and Chief Financial Officer from April 1, 1997 through October 18, 2000.
(3) Mr. Fisher has served as Vice President of Sales, Marketing and Business Development since March 17, 1997.
(4) Mr. Halbouty has served as Vice President of Operations of the Company since May 1, 1997.
(5) Represents Company match, paid in shares of the Company's common stock, of employee 401(k) contributions.

                     STOCK OPTION GRANTS IN FISCAL YEAR 2000

                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                              NUMBER OF                                                           ANNUAL RATES OF STOCK
                             SECURITIES      PERCENT OF TOTAL                                    PRICE APPRECIATION FOR
                             UNDERLYING      OPTIONS GRANTED      EXERCISE OR                        OPTION TERM(3)
                               OPTIONS       TO EMPLOYEES IN       BASE PRICE     EXPIRATION     -----------------------
          NAME               GRANTED(1)        FISCAL YEAR        ($/SHARE)(2)       DATE           5%            10%
-------------------------   ------------    -----------------     ------------    ----------     --------       --------
James C. Granger                 100,000           10%                 $4.50        4/19/07      $183,195       $426,923
John J. Metil                    150,000           15%                  4.50        4/19/07       274,793        640,384
Barry A. Fisher                  100,000           10%                  4.50        4/19/07       183,195        426,923
Michel R. Halbouty               100,000           10%                  4.50        4/19/07       183,195        426,923

-------------------------

(1) Subject to acceleration at the discretion of the Compensation Committee or upon the death or disability of the optionee, each option becomes cumulatively exercisable with respect to 33 1/3 percent of the shares covered on each of the first three anniversaries of the grant date.

(2) Fair market value per share on the date of grant in accordance with the terms of the stock option plans.

(3) The 5 percent and 10 percent assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future market price of the Company's common stock.


                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2000
                        AND FISCAL YEAR END OPTION VALUES

                                                                                                  VALUE OF UNEXERCISED
                                                               NUMBER OF SECURITIES               IN-THE-MONEY OPTIONS
                                SHARES                        UNDERLYING UNEXERCISED             AT FISCAL YEAR END(1)
                              ACQUIRED ON      VALUE        OPTIONS AT FISCAL YEAR END       -----------------------------
          NAME                 EXERCISE       REALIZED     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
------------------------      -----------     --------     -----------     -------------     ------------    -------------
James C. Granger                       --     $     --        416,667          183,333        $1,755,200         $536,975
John J. Metil                          --           --        166,667          183,333           708,330          407,290
Barry A. Fisher                        --           --        125,000          125,000           512,685          283,593
Michel R. Halbouty                 55,000      136,111         60,000          125,000           261,405          283,593

--------------------------

(1) Market value of underlying securities at fiscal year end minus the exercise price


TERMINATION OF EMPLOYMENT AND CHANGE-OF-CONTROL ARRANGEMENTS

         During fiscal 1997, the Board of Directors of the Company adopted a change of control plan for the benefit of executive officers. Upon a change of control of the Company, an executive officer will, upon termination of his employment, be entitled to payment of an amount equal to such officer's base salary immediately prior to the change of control, payable on or before the 30th day following the termination of such officer's employment. An officer is not entitled to such payment if he is offered employment following a change of control by the successor to the Company or its business, provided such employment is comparable to his employment with the Company and is at a base salary level comparable to, or greater than, that paid by the Company. In the event the employment of an officer is not terminated, or such officer is offered employment by the successor and is employed, but such employment is terminated within a period of one year following the change of control, the officer shall be entitled to payment of an amount equal to his base salary, less compensation actually paid during the period in which he was employed by the Company or a successor entity subsequent to the change of control. The change of control payment is limited to an amount not to exceed the safe harbor under Section 280G of the Internal Revenue Code.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2000, the number of shares of the Company's common stock beneficially owned by (i) each person known to be the beneficial owner of five percent or more of the total issued and outstanding shares of the Company's common stock, (ii) each director, (iii) each of the Named Officers appearing in the Summary Compensation Table above and (iv) all officers and directors as a group. Any shares reflected in the following table which are subject to an option or a warrant are deemed to be outstanding for the purpose of computing the percentage of the Company's issued and outstanding common stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of the Company's issued and outstanding common stock owned by any other person. Except as otherwise indicated, each beneficial owner has sole voting and investment power over the outstanding shares of which he has beneficial ownership.

                                                                       Shares Beneficially Owned(1)
                                                                     --------------------------------
           Name of Beneficial Owner/Group                              Number                Percent
           ------------------------------                              ------                -------
           Perkins Capital Management Inc.
                730 East Lake Street
                Wayzata, Minnesota 55391                              1,303,526                  7.7
           James C. Granger(2)                                          438,555                  2.5
           George Latimer(3)                                            101,312                    *
           John E. Lawler(4)                                             22,411                    *
           C. McKenzie Lewis III(5)                                     130,341                    *
           John E. Haugo(6)                                              75,762                    *
           John J. Metil(7)                                             176,851                  1.0
           Barry A. Fisher(8)                                           133,425                    *
           Michel R. Halbouty(9)                                        127,983                    *
           Robert F. Gallagher                                               --                   --
           All officers and directors as a group (nine persons)       1,206,640                  6.8

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

(2) Includes 21,888 shares of common stock beneficially owned by Mr. Granger and options for the purchase of an aggregate of 416,667 shares of common stock.

(3) Includes 63,812 shares of common stock beneficially owned by Mr. Latimer and options for the purchase of an aggregate of 37,500 shares of common stock.

(4) Includes 3,411 shares of common stock beneficially owned by Mr. Lawler and options for the purchase of an aggregate of 19,000 shares of common stock.

(5) Includes 45,341 shares of common stock beneficially owned by Mr. Lewis and options for the purchase of an aggregate of 85,000 shares of common stock.

(6) Includes 30,762 shares of common stock beneficially owned by Mr. Haugo and options for the purchase of an aggregate of 45,000 shares of common stock.

(7) Includes 10,184 shares of common stock beneficially owned by Mr. Metil and options for the purchase of an aggregate of 166,667 shares of common stock.

(8) Includes 8,425 shares of common stock beneficially owned by Mr. Fisher and options for the purchase of an aggregate of 125,000 shares of common stock.

(9) Includes 115,983 shares of common stock beneficially owned by Mr. Halbouty and options for the purchase of an aggregate of 12,000 shares of common stock.

     There are no arrangements known to the Company which at a later date may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K/A TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MINNETONKA, MINNESOTA, ON THIS 26TH DAY OF JANUARY 2001.

DIGITAL BIOMETRICS, INC.
------------------------
      (REGISTRANT)            /s/ Robert F. Gallagher
                              -----------------------
                                Robert F. Gallagher
                              Chief Financial Officer