Form 10-Q
period 2000-12-31
DIGITAL BIOMETRICS INC
filed 2001-02-14
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    December 31, 2000
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________________ to ______________________

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

      common stock, $.01 par value     January 31, 2001 - 16,980,731 shares
      ----------------------------     ------------------------------------
                 (Class)                           (Outstanding)

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 2000
                                      INDEX


PART I - FINANCIAL INFORMATION:
                                                                            PAGE
                                                                            ----
         ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)
                          BALANCE SHEETS                                      4
                          STATEMENTS OF OPERATIONS                            5
                          STATEMENTS OF CASH FLOWS                            6
                          NOTES TO FINANCIAL STATEMENTS                       7

         ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS         14

         ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK                                     20


PART II - OTHER INFORMATION:

         ITEM 1.       LEGAL PROCEEDINGS                                     21

         ITEM 2.       CHANGES IN SECURITIES                                 21

         ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                       21

         ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                       SECURITY HOLDERS                                      21

         ITEM 5.       OTHER INFORMATION                                     21

         ITEM 6. (a)   EXHIBITS                                              21
                 (b)   REPORTS ON FORM 8-K                                   21

SIGNATURES                                                                   22
----------

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 2000

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As provided for under the Private Securities Litigation Reform Act, the Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors, including the Company's ability to maintain profitability, introduce new products and services, build profitable revenue streams around new product and service offerings, maintain loyalty and continued purchasing of the Company's products by existing customers, execute on customer delivery and installation schedules, collect outstanding accounts receivable and manage the concentration of accounts receivable and other credit risks associated with selling products and services to governmental entities and other large customers, create and maintain satisfactory distribution and operations relationships with automated fingerprint identification system ("AFIS") vendors, attract and retain key employees, secure timely and cost-effective availability of product components, meet increased competition, maintain adequate working capital and liquidity, including the availability of financing as may be required, and upgrade products and develop new technologies. For a more complete description of such factors, see "Risk Factors" under Item 7 of the Company's Form 10-K report for the year ended September 30, 2000.

                            DIGITAL BIOMETRICS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                             December 31,     September 30,
                                                                                 2000             2000
                                                                             ------------     ------------
Current assets:
     Cash and cash equivalents                                               $  1,414,966     $  1,893,156
     Restricted cash (note 5)                                                     625,000               --
     Accounts receivable, less allowance for doubtful accounts of $124,000      5,878,624        9,256,468
     Notes receivable (notes 6 and 12)                                            750,000               --
     Inventory (notes 2 and 7)                                                  5,047,427        3,900,754
     Prepaid expenses and other costs (note 2)                                    477,755          215,103
                                                                             ------------     ------------
         Total current assets                                                  14,193,772       15,265,481
                                                                             ------------     ------------

Property and equipment                                                          3,435,880        3,265,846
     Less accumulated depreciation and amortization                            (2,505,734)      (2,330,177)
                                                                             ------------     ------------
                                                                                  930,146          935,669
                                                                             ------------     ------------

Patents, trademarks, copyrights and licenses, net of accumulated
     amortization of $59,684 and $82,501, respectively                             46,700           45,149
                                                                             ------------     ------------
                                                                             $ 15,170,618     $ 16,246,299
                                                                             ============     ============


Current liabilities:
     Accounts payable                                                        $  1,022,650     $  1,711,438
     Deferred revenue (note 2)                                                  5,533,311        3,642,246
     Other accrued expenses (notes 2 and 9)                                     1,269,506        1,750,088
                                                                             ------------     ------------
         Total current liabilities                                              7,825,467        7,103,772

         Total liabilities                                                      7,825,467        7,103,772
                                                                             ------------     ------------

Stockholders' equity (note 10):
     Preferred stock, undesignated, par value $.01 per share, 5,000,000
         shares authorized, none issued                                                --               --
     Common stock, $.01 par value. Authorized, 40,000,000 shares; issued
         and outstanding 16,979,565 and 16,851,725 shares, respectively           169,796          168,517
     Additional paid-in capital                                                49,150,402       48,741,875
     Deferred compensation                                                        (78,375)         (93,750)
     Accumulated deficit                                                      (41,896,672)     (39,674,115)
                                                                             ------------     ------------
         Total stockholders' equity                                             7,345,151        9,142,527

                                                                             ------------     ------------
                                                                             $ 15,170,618     $ 16,246,299
                                                                             ============     ============

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                           December 31,
                                                                      2000             1999
                                                                  ------------     ------------
Revenue:
     Identification systems (note 2)                              $  4,802,486     $  5,773,261
     Maintenance                                                     1,718,417        1,068,722
                                                                  ------------     ------------
         Total revenue                                               6,520,903        6,841,983
                                                                  ------------     ------------

Cost of revenue:
     Identification systems (note 2)                                 3,139,879        3,934,251
     Maintenance                                                     1,352,046          781,143
                                                                  ------------     ------------
         Total cost of revenue                                       4,491,925        4,715,394
                                                                  ------------     ------------
     Gross margin                                                    2,028,978        2,126,589
                                                                  ------------     ------------

Selling, general and administrative expenses:
     Sales and marketing (note 2)                                      802,046          586,029
     Engineering and development                                       812,982          493,454
     General and administrative                                        657,052          639,198
     Non-recurring charges (note 12)                                   599,403               --
                                                                  ------------     ------------
         Total expenses                                              2,871,483        1,718,681
                                                                  ------------     ------------

Income (loss) from operations                                         (842,505)         407,908

Other income (expense), net                                             55,600           38,227
                                                                  ------------     ------------

Income (loss) before accounting change                                (786,905)         446,135

Cumulative effect of change in accounting principle (note 2)        (1,435,652)              --
                                                                  ------------     ------------

Net income (loss)                                                 $ (2,222,557)    $    446,135
                                                                  ============     ============

Earnings (loss) per common share
--------------------------------
Income (loss) before accounting change                            $      (0.05)    $       0.03
Cumulative effect of change in accounting principle                      (0.08)              --
                                                                  ------------     ------------
Net income (loss) per common share                                $      (0.13)    $       0.03
                                                                  ============     ============

Earnings (loss) per common share - assuming dilution
----------------------------------------------------
Income (loss) before accounting change                            $      (0.05)    $       0.03
Cumulative effect of change in accounting principle                      (0.08)              --
                                                                  ------------     ------------
Net income (loss) per common share                                $      (0.13)    $       0.03
                                                                  ============     ============

Weighted average common shares outstanding                          16,889,626       16,133,544
                                                                  ============     ============

Weighted average common shares outstanding - assuming dilution      16,889,626       17,500,465
                                                                  ============     ============

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                  December 31,
                                                                         -----------------------------
                                                                             2000             1999
                                                                         ------------     ------------
Cash flows from operating activities:
         Net income (loss)                                               $ (2,222,557)    $    446,135
         Adjustments to reconcile net income (loss) to net cash (used
         in) provided by operating activities:
                  Provision for doubtful accounts receivable                       --            5,428
                  Deferred compensation amortization                          104,001           12,125
                  Depreciation and amortization                               178,786          157,264
                  Write-off of intangible assets                                  607               --
                  Gain on disposal of fixed assets                                 --           (3,353)
                  Interest expense on debentures converted
                       into common stock                                           --           12,350

         Changes in operating assets and liabilities:
                  Restricted cash                                            (625,000)              --
                  Accounts and notes receivable                             2,627,844          915,846
                  Inventories                                              (1,146,673)        (121,778)
                  Prepaid expenses                                           (262,653)         (27,555)
                  Accounts payable                                           (688,788)      (1,158,632)
                  Deferred revenue                                          1,891,065          612,672
                  Accrued expenses                                           (262,517)         119,972
                                                                         ------------     ------------
         Net cash (used in) provided by operating activities                 (405,885)         970,474
                                                                         ------------     ------------

Cash flows from investing activities:
         Purchase of property and equipment                                  (170,034)         (79,321)
         Proceeds from disposal of property and equipment                          --           10,018
         Patents, trademarks, copyrights and licenses                          (5,386)          (7,090)
                                                                         ------------     ------------
         Net cash used in investing activities                               (175,420)         (76,393)
                                                                         ------------     ------------

Cash flows from financing activities:
         Principal payments on capital lease obligations                           --          (21,331)
         Exercise of options                                                  103,115          185,872
                                                                         ------------     ------------
         Net cash provided by financing activities                            103,115          164,541
                                                                         ------------     ------------

Increase (decrease) in cash and cash equivalents                             (478,190)       1,058,622

Cash and cash equivalents at beginning of period                            1,893,156        3,175,868
                                                                         ------------     ------------

Cash and cash equivalents at end of period                               $  1,414,966     $  4,234,490
                                                                         ============     ============

                 See accompanying notes to financial statements.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


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

         A majority of the Company's revenues in the three-month periods ended December 31, 2000 and 1999 were derived from live-scan systems sales, photographic image capture systems, maintenance and applications development services to governmental customers. The Company's sales have historically included large purchases by a relatively small number of customers. This concentration of sales among few relatively large customers is expected to continue in the foreseeable future. Furthermore, the nature of government markets and procurement processes is expected to result in continued quarter-to-quarter fluctuations in the Company's revenues and earnings which are and will continue to be difficult to predict.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

(2) ACCOUNTING CHANGE

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. In October 2000, the SEC provided interpretive guidance for SAB 101.

         Effective October 1, 2000 the Company has adopted the new standard and changed its method of accounting for certain identification systems revenue. Since most of the equipment the Company sells includes installation provided by the Company, under SAB 101, a significant portion of revenue recognition is deferred until installation, particularly where the equipment is integrated to an outside network. Prior to October 1, 2000 the Company generally recognized product revenue on the date of shipment for orders which were f.o.b. origin and upon delivery for f.o.b. destination. The Company recorded a $1,436,000 cumulative effect of an accounting change in the three-month period ended December 31, 2000 with the adoption of SAB 101. Under this accounting change, $3,890,000 of revenue recorded in periods prior to October 1, 2000 will be recorded as revenue again as the equipment is installed. Of this amount, $3,171,000 of revenue was recognized during the three-month period ended December 31, 2000.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


         Effects of adoption of this accounting change on the balance sheet as of December 31, 2000 and on the statement of operations for the three-month period ended December 31, 2000 are as follows:

                                                                                      Total Impact as
                                                                                       of and for the
                                                   Shipments          Shipments         Three-Month
                                                   Prior to          on or After        Period Ended
                                                October 1, 2000    October 1, 2000    December 31, 2000
                                                ---------------    ---------------    -----------------
         Balance Sheet
                Inventory                         $    336,000       $    470,000       $    806,000
                Prepaid expenses                        20,000             33,000             53,000
                Deferred revenue                       718,000          1,229,000          1,947,000
                Other accrued expenses                 (94,000)          (132,000)          (226,000)

         Statement of Operations
                Revenue                           $  3,171,000       $ (1,229,000)      $  1,942,000
                Cost of revenue                      1,932,000           (602,000)         1,330,000
                Sales and marketing                     72,000            (33,000)            39,000
                Cumulative effect of change in
                    accounting principle            (1,436,000)                --         (1,436,000)


(3) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company extends credit to substantially all of its customers. Approximately 90% and 96%, respectively, of customer accounts receivable at December 31, 2000 and September 30, 2000 were from government agencies, of which 18% and 34%, respectively, was from one customer. Revenue from one customer in the three-month period ended December 31, 2000 accounted for 22% of total revenue, and revenue from two customers in the three-month period ended December 31, 1999 accounted for 49% of total revenue. Export revenue for the three-month periods ended December 31, 2000 and 1999 were less than 1% of total revenue.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


(4) STATEMENT OF CASH FLOWS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.

            SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                        Three Months Ended
                                                            December 31,
                                                         2000         1999
                                                      ---------    ---------
            Cash paid during the period for interest     $  202       $3,510
                                                      =========    =========

         For supplemental disclosure of non-cash investing and financing activities see note 10.

(5) RESTRICTED CASH

         Pursuant to normal contractual terms of a federally funded development grant, the Company was required to establish either a performance bond or an escrow account equal to the amounts payable to certain major subcontractors for the project aggregating $625,000. Since the Company was in a strong cash position, it chose to establish the escrow and avoid the cost of the performance bond. The amount held in escrow is released upon proof of payment to the subcontractors.

(6) NOTES RECEIVABLE

         Concurrent with the parties' execution and delivery of the merger agreement, DBI provided to Visionics Corporation a six-month $1,000,000 working capital facility bearing interest at 12.5 percent per annum and secured by substantially all the assets of Visionics. The amount advanced under this working capital facility was $750,000 as of December 31, 2000.

(7) INVENTORY

         Inventory is valued at standard cost which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                                   December 31,   September 30,
                                                       2000            2000
                                                   ------------   ------------
            Components and subassemblies           $  3,348,118   $  3,210,121
            Work in process                             239,123        217,211
            Finished goods                              654,583        473,422
            Finished goods shipped to customers
                awaiting installation                   805,603             --
                                                   ------------   ------------
                                                   $  5,047,427   $  3,900,754
                                                   ============   ============

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


(8) LINES OF CREDIT

         The Company has an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire in April, 2001 and is expected to be renewed. There were no borrowings under this line at December 31, 2000.

(9) OTHER ACCRUED EXPENSES

         Other accrued expenses consists of:

                                              December 31,    September 30,
                                                  2000            2000
                                              ------------    ------------
            Accrued salaries, bonuses and
                commissions                   $    149,110    $    343,958
            Accrued vacation                       323,138         306,955
            Accrued installation costs             138,000         480,500
            Accrued warranty costs                 160,080         301,570
            Other accrued expenses                 499,178         317,105
                                              ------------    ------------
                                              $  1,269,506    $  1,750,088
                                              ============    ============

(10) STOCKHOLDERS' EQUITY

         During the three-month period ended December 31, 2000, the Company granted stock option awards to executive and non-executive employees for the purchase of an aggregate of 374,250 shares of common stock. These options are exercisable at prices from $4.438 to $6.188 per share and expire in 2007.

         Effective December 31, 2000, the Company issued 73,923 shares of common stock to satisfy the Company's discretionary matching to employees electing participation in the Company's 401(k) retirement plan. This issuance increased common stock and additional paid-in capital by $218,065 and reduced accrued compensation by the same amount.

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


(11) NET INCOME (LOSS) PER COMMON SHARE

         The per share computations are based on the weighted average number of common shares outstanding during the periods.

                                                                Three Months Ended
                                                                   December 31,
                                                          -----------------------------
                                                              2000             1999
                                                          ------------     ------------
         Shares outstanding at beginning of period          16,851,725       16,017,629

         Shares issued under retirement plan                    73,923           45,855

         Restricted stock awards                                    --            1,125

         Exercise of options and warrants                       53,917           88,498

         Shares issued upon conversion of debentures                --          116,369
                                                          ------------     ------------
         Shares outstanding at end of period                16,979,565       16,269,476
                                                          ============     ============

         Weighted average common shares outstanding         16,889,626       16,133,544

         Dilutive common shares assumes:
              Options                                               --          869,928
              Warrants                                              --          496,993
                                                          ------------     ------------
         Weighted average common shares outstanding -
              assuming dilution                             16,889,626       17,500,465
                                                          ============     ============
         Net income (loss)                                $ (2,222,557)    $    446,135
                                                          ============     ============
         Net income (loss) per common share               $      (0.13)    $       0.03
                                                          ============     ============
         Net income (loss) per common share - assuming
              dilution                                    $      (0.13)    $       0.03
                                                          ============     ============

         The following is a summary of those securities outstanding at December 31 for the respective periods, which have been excluded from the calculations because the effect on net income (loss) per common share would not have been dilutive:

                                                            For the Three-Month Period
                                                                 Ended December 31,
                                                            --------------------------
                                                                2000         1999
                                                            --------------------------
                           Options                            2,910,806      27,500
                           Warrants                             585,017     112,893

                            DIGITAL BIOMETRICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


(12) MERGER WITH VISIONICS CORPORATION

         On October 18, 2000, the Company announced signing a definitive merger agreement with Visionics Corporation, the global face recognition technology leader. The proposed merger was approved unanimously by the Board of Directors of both companies. A special meeting of DBI's stockholders is scheduled for February 15, 2001 to vote on the proposed merger and to vote on changing the merged entity's name to Visionics Corporation. If the merger is completed, the Company will provide to holders of Visionics common stock and holders of options to purchase Visionics common stock, merger consideration equal in value to 7,000,000 shares of the Company's common stock. We expect the merger to be accounted for as a pooling-of-interest.

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

         Concurrent with the parties' execution and delivery of the merger agreement, DBI provided to Visionics a six-month $1,000,000 working capital facility bearing interest at 12.5% per annum and secured by substantially all the assets of Visionics. The amount advanced under this working capital facility was $750,000 as of December 31, 2000.

         The Company expects the merger to be accounted for as a pooling-of-interest. Expenses incurred pursuant to the merger activities are recorded as non-recurring charges.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         As more fully described in the subsection "Risk Factors" under Item 7 of the Company's Form 10-K report for the year ended September 30, 2000, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding intent, belief or current expectations of the Company and its management and are made in reliance upon the "safe harbor" provisions of the Securities Litigation Reform Act of 1995. Stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.

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

         DBI's main products are special-purpose, computer-based "live-scan" systems for the capture and transmission of high-resolution forensic-grade fingerprints, along with text information on the fingerprinted subject and in some cases photographs. These live-scan systems employ patented, high-resolution optics and specialized hardware and software, combined with industry-standard computer hardware and software, to create highly optimized, special-purpose systems which capture, digitize, print and transmit forensic-grade fingerprint and photographic images to large-scale databases (sold by other vendors), and receive return messages on the identity of the individual being checked. These systems, including the new Identification Based Information System (IBIS) for

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

PROPOSED MERGER WITH VISIONICS CORPORATION

         On October 18, 2000, the Company announced signing a definitive merger agreement with Visionics Corporation, the global face recognition technology leader. It was approved unanimously by the Board of Directors of both companies. A special meeting of DBI's stockholders is scheduled for February 15, 2001 to vote on the proposed merger and to vote on changing the merged entity's name to Visionics Corporation. If the merger is completed, the Company will provide to holders of Visionics common stock and holders of options to purchase Visionics common stock, merger consideration equal in value to 7,000,000 shares of the Company's common stock.

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

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 2000

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

         Concurrent with the parties' execution and delivery of the merger agreement, DBI provided to Visionics a six-month $1,000,000 working capital facility bearing interest at 12.5 percent per annum and secured by substantially all the assets of Visionics. The amount advanced under this working capital facility was $750,000 as of December 31, 2000.

OTHER GENERAL

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

         Prior to October 1, 2000 the Company generally recognized product revenue on the date of shipment for orders which were f.o.b. origin and upon delivery for f.o.b. destination, although recognition at some later milestone was not uncommon based on the terms of specific customer contracts. With the adoption of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 pertaining to revenue recognition, the Company changed its revenue recognition policy on October 1, 2000 to defer revenue recognition until its products are installed. Revenue for professional services contracts and systems integration services revenues are recognized using the percentage of completion method, completed contract basis or on a time-and-materials basis. Revenues from maintenance and repair contracts are recognized over the period of the agreement. Services revenues are recognized when the related services are performed. The Company's standard terms of sale are payment due net in thirty days, f.o.b. Digital Biometrics, Inc. Terms of sale and shipment may, however, be subject to negotiation and may affect the Company's timing and criteria for revenue recognition.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

         Total revenue was $6,521,000 for the three months ended December 31, 2000 compared to $6,842,000 for the same prior-year period. Identification systems revenue declined 17% to $4,802,000 compared to $5,773,000 in the same prior-year period. The period ended December 31, 1999 included significant shipments under a contract with the Immigration and Naturalization Services
(INS). There was not a similar level of sales on any contract in the three-months ended December 31, 2000. Identification systems revenue for the three-month period ended December 31, 2000 includes $3,171,000 of revenue recognized under SAB 101 for products delivered in previous

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


periods and installed during the current-year period. Also, the current-year period reflects the deferral of $1,229,000 of revenue to future periods for product shipped during the current-year period but not installed as of December 31, 2000.

         Revenue from one customer in the three-month period ended December 31, 2000 accounted for 22% of total revenue, and revenues from two customers in the same prior-year period accounted for 49% of total revenue. Export revenue for the three-month periods ended December 31, 2000 and 1999 were less than 1% of total revenue.

         Maintenance revenue was $1,718,000 for the three months ended December 31, 2000 compared to $1,069,000 for the same prior-year period, an increase of 61%. This increase is due primarily to a larger installed base of live-scan systems covered by maintenance agreements.

         Overall gross margin for the three months ended December 31, 2000 and 1999 was 31%.

         Gross margin on identification systems revenue was 35% for the three months ended December 31, 2000 compared to 32% in the same prior-year period. This increase is due primarily to lower installation and warranty costs.

         Maintenance margin for the three months ended December 31, 2000 and 1999 was 21% and 27%, respectively. The maintenance staff does new installations as well as provide maintenance. The Company has increased staffing in this area to accommodate the growing install base while still providing excellent installation services. When they are doing installation work, their time is charged to cost of sales. The Company had a lower than expected level of installation and, consequently, a higher portion of time was charged to maintenance. The decrease in maintenance margin is due primarily to an increase in personnel-related costs during the current-year period to accommodate the growing installed base.

         Sales and marketing expense for the three-month period ended December 31, 2000 was 12% of total revenue compared to 9% for the same prior-year period. The increase in sales and marketing costs is due primarily to valuation of a stock option to a consultant and an increase in personnel-related costs and promotional activities for new product marketing.

         Engineering and development expense was 12% of total revenue for the three-month period ended December 31, 2000 compared to 7% for the same period a year ago. This increase is due primarily to an increase in new product development costs related to IBIS and for the development of a biometric network appliance. Engineering expenses for the three-month periods ended December 31, 2000 and 1999 are net of $159,000 and $239,000, respectively, of costs related to a federally funded demonstration project grant. The Company expects engineering and development expenses to exceed 10% of total revenue through the end of fiscal 2001.

         General and administrative expenses for the three-month periods ended December 31, 2000 and 1999 were 10% and 9%, respectively, of total revenue. The increase in general and administrative expenses as a percentage of total revenue is due primarily to the decrease in revenue.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Non-recurring charges for the three-month period ended December 31, 2000 of $599,000 consists primarily of professional services costs associated with the merger activities with Visionics Corporation.

         Other income, net increased to $56,000 for the three months ended December 31, 2000 from $38,000 for the same prior-year period due to an increase in interest income from higher cash balances and accrued interest on the working capital facility with Visionics Corporation.

         The Company recorded a charge of $1,436,000 for the cumulative effect of change in accounting method during the three-month period ended December 31, 2000. The change in accounting method has been adopted pursuant to a change in revenue recognition based upon the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101") which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Effective October 1, 2000, the Company changed its revenue recognition policy on product shipments from time of shipment to time of installation.

         The Company generated a net loss for the three-month period ended December 31, 2000 of $2,223,000, or $0.13 per share loss, as compared to a net income of $446,000, $0.03 per share, for the same prior-year period. The combined effect on the current-year period for the change in accounting method per SAB 101 and the non-recurring charges pertaining to the merger with Visionics approximated a net loss of $1,463,000 or $0.09 per share loss.

INFLATION

         The Company does not believe inflation has significantly affected revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

         At December 31, 2000, the Company had carryforwards of net operating losses of approximately $38,000,000 that may allow the Company to reduce future income taxes that would otherwise be payable. The carryforwards are subject to the limitation provisions of Internal Revenue Code sections 382 and 383. These sections provide limitations on the availability of net operating losses and credits to offset current taxable income and related income taxes when an ownership change has occurred. The Company's initial public offering in December 1990 resulted in an ownership change pursuant to these provisions and, accordingly, the use of approximately $3,300,000 of the above carryforwards is subject to an annual limitation, estimated at $350,000. At this time the remaining net operating loss limitation with respect to the 1990 ownership change is approximately $375,000. Any future ownership change could create a limitation with respect to loss carryforwards not currently subject to an annual limitation. It is possible the proposed merger with Visionics Corporation may result in an ownership change and a resulting annual limitation. Approximately $2,783,000 of the $38,000,000 net operating loss carryforwards relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $1,113,000 credited to additional paid-in capital.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     Effective January 1, 2000, the Company established an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with Associated Bank Minnesota, formerly named Riverside Bank. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire in April, 2001 and is expected to be renewed. There were no borrowings under this line at December 31, 2000.

         For the period from the Company's inception in 1985 through December 31, 2000, the Company's cumulative deficit was $41,897,000. The Company generated its first net income during fiscal 1999.

         At December 31, 2000, the Company had $1,415,000 in cash and cash equivalents and $625,000 of restricted cash. Historically, the Company has been reliant on the availability of outside capital to sustain its operations. Management believes that cash, cash equivalents, and other working capital provided from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements of the Company's business as it has existed historically. If consummated, the proposed merger with Visionics will substantially increase DBI's need for capital, necessitating that DBI seek further financing. To fully exploit the opportunities presented by the merger, such as joint product development and entry into new markets, additional capital will be required. There can be no assurance, however, that the financing necessary to pursue the combined company's business plan will be available on terms acceptable or favorable to DBI, or on any terms. If DBI fails to obtain such financing, its business prospects and the market price of DBI's common stock may be materially adversely affected.

ANALYSIS OF CASH FLOWS FROM OPERATIONS

         Net cash used in operating activities was $406,000 for the three months ended December 31, 2000 compared to net cash provided by operating activities of $970,000 in the same prior-year period. The decrease in cash flow from operating activities resulted primarily from the net loss incurred during the current-year period and the increase in restricted cash associated with a federally funded development grant, partially offset by decreased accounts receivable balances and net changes in deferred revenue and inventory as a result of a change in revenue recognition pursuant to SAB 101.

         Net cash used in investing activities increased to $175,000 for the three months ended December 31, 2000 from $76,000 the same prior-year period due primarily to purchases of computer equipment used to support customer service operations.

                            DIGITAL BIOMETRICS, INC.
                      THREE MONTHS ENDED DECEMBER 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Net cash provided by financing activities was $103,000 for the three-month period ended December 31, 2000 compared to $165,000 during the same prior-year period. Cash from financing activities was provided primarily from stock option exercises.


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

                  No changes since September 30, 2000

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5. OTHER INFORMATION

                  None

ITEM 6. (a) EXHIBITS

                  Exhibit 10.17 Change in Terms Agreement dated January 31, 2001 between the Company and Associated Bank
                                Minnesota.

             (b) REPORTS ON FORM 8-K

                           There were no reports on Form 8-K filed by the
                  Company during the three-month period ended December 31, 2000.

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




                                       DIGITAL BIOMETRICS, INC.
                                       ------------------------
                                             (Registrant)




February 14, 2001                      /s/ Robert F. Gallagher
                                       --------------------------------
                                       Robert F. Gallagher
                                       Chief Financial Officer