Form 10-Q
period 2001-03-31
DIGITAL BIOMETRICS INC
filed 2001-05-15
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    March 31, 2001
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number:              0-18856
                      ----------------------------------------------------------


                              VISIONICS CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                               41-1545069
                  --------                               ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

5600 Rowland Road, Minnetonka, Minnesota                   55343
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


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

   common stock, $.01 par value           April 30, 2001 - 23,311,004 shares
   ----------------------------           ----------------------------------
              (Class)                                (Outstanding)

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2001
                                      INDEX


PART I - FINANCIAL INFORMATION:
                                                                           PAGE
    ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   CONSOLIDATED BALANCE SHEETS                               4
                   CONSOLIDATED STATEMENTS OF OPERATIONS                     5
                   CONSOLIDATED STATEMENTS OF CASH FLOWS                     6
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                7

    ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS              15

    ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                          22


PART II - OTHER INFORMATION:

    ITEM 1.      LEGAL PROCEEDINGS                                          23

    ITEM 2.      CHANGES IN SECURITIES                                      23

    ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                            23

    ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS                                           23

    ITEM 5.      OTHER INFORMATION                                          23

    ITEM 6. (a)  EXHIBITS                                                   23
            (b)  REPORTS ON FORM 8-K                                        23

SIGNATURES                                                                  24
----------

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2001

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

                     VISIONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    March 31,      September 30,
                                                                                      2001             2000
                                                                                  ------------     -------------
Current assets:
     Cash and cash equivalents                                                    $  1,478,758     $  3,623,574
     Restricted cash (note 5)                                                          499,935               --
     Accounts receivable, less allowance for doubtful accounts of $170,800
         and $150,800, respectively                                                  6,758,891        9,779,796
     Inventory (note 6)                                                              5,870,577        3,900,754
     Prepaid expenses and other costs                                                  414,472          269,088
                                                                                  ------------     ------------
         Total current assets                                                       15,022,633       17,573,212
                                                                                  ------------     ------------

Property and equipment                                                               4,386,384        3,978,102
     Less accumulated depreciation and amortization                                 (3,045,626)      (2,607,536)
                                                                                  ------------     ------------
                                                                                     1,340,758        1,370,566
                                                                                  ------------     ------------

Software development costs, net of accumulated amortization of $216,440
     and $138,543, respectively                                                        761,534          839,430

Patents, trademarks, copyrights, and licenses, net of accumulated
     amortization of $63,721 and $82,501, respectively                                  50,661           46,285

Other assets                                                                                --           76,310
                                                                                  ------------     ------------
                                                                                  $ 17,175,586     $ 19,905,803
                                                                                  ============     ============


Current liabilities:
     Accounts payable                                                             $  2,461,527     $  2,093,384
     Deferred revenue (note 2)                                                       5,309,316        3,956,270
     Other accrued expenses (note 8)                                                 1,319,353        1,760,280
     Current installments of notes payable                                              16,048           15,071
     Current installments of capital lease obligations                                   2,203            2,017
                                                                                  ------------     ------------
         Total current liabilities                                                   9,108,447        7,827,022

     Deferred revenue, excluding current portion                                       412,306          511,976
     Notes payable, excluding current installments                                      20,060           28,334
     Capital lease obligations, excluding current installments                           2,390            3,540
                                                                                  ------------     ------------
         Total liabilities                                                           9,543,203        8,370,872
                                                                                  ------------     ------------
Stockholders' equity (note 9):
     Preferred stock, undesignated, par value $.01 per share, 5,000,000 shares
         authorized, none issued                                                            --               --
     Common stock, $.01 par value. Authorized, 40,000,000 shares; issued
         and outstanding 23,311,004 and 23,115,781 shares, respectively                233,110          231,158
     Additional paid-in capital                                                     52,901,225       52,355,044
     Deferred compensation                                                             (63,000)         (93,750)
     Accumulated deficit                                                           (45,443,598)     (40,957,320)
     Accumulated other comprehensive income (loss)                                       4,646             (201)
                                                                                  ------------     ------------
         Total stockholders' equity                                                  7,632,383       11,534,931

                                                                                  ------------     ------------
                                                                                  $ 17,175,586     $ 19,905,803
                                                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                     VISIONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended               Six Months Ended
                                                                   March 31,                        March 31,
                                                             2001             2000            2001             2000
                                                         ------------     ------------    ------------     ------------
Revenue:
     Live scan identification systems                    $  3,309,575     $  3,625,998    $  8,112,061     $  9,399,259
     Live scan maintenance                                  1,937,068        1,117,279       3,655,485        2,186,001
     FaceIt license                                         1,421,153          541,577       1,802,486          740,820
     FaceIt services                                          375,873           83,688         672,374          371,718
                                                         ------------     ------------    ------------     ------------
         Total revenue                                      7,043,669        5,368,542      14,242,406       12,697,798
                                                         ------------     ------------    ------------     ------------

Cost of revenue:
     Live scan identification systems                       2,341,821        1,857,099       5,481,700        5,791,350
     Live scan maintenance                                  1,394,117          841,491       2,746,163        1,622,634
     FaceIt license                                           160,590           16,423         225,330           33,478
     FaceIt services                                          246,166           45,576         493,909          202,438
                                                         ------------     ------------    ------------     ------------
         Total cost of revenue                              4,142,694        2,760,589       8,947,102        7,649,900
                                                         ------------     ------------    ------------     ------------
     Gross margin                                           2,900,975        2,607,953       5,295,304        5,047,898
                                                         ------------     ------------    ------------     ------------

Selling, general and administrative expenses:
     Sales and marketing                                    1,060,225          744,564       2,196,923        1,509,011
     Engineering and development                            1,123,509          870,666       2,268,420        1,588,565
     General and administrative                               971,314          942,168       1,919,352        1,920,129
     Non-recurring charges (note 2)                         1,262,293               --       1,968,304               --
                                                         ------------     ------------    ------------     ------------
         Total expenses                                     4,417,341        2,557,398       8,352,999        5,017,705
                                                         ------------     ------------    ------------     ------------

Income (loss) from operations                              (1,516,366)          50,555      (3,057,695)          30,193
Other income (expense), net                                    30,778          107,804         102,719          183,805
                                                         ------------     ------------    ------------     ------------

Income (loss) before income taxes                          (1,485,588)         158,359      (2,954,976)         213,998
Provision for (benefit of) income taxes                        95,650               --          95,650          (37,526)
                                                         ------------     ------------    ------------     ------------
Income (loss) before accounting change                     (1,581,238)         158,359      (3,050,626)         251,524
Cumulative effect of change in accounting principle                --               --      (1,435,652)              --
                                                         ------------     ------------    ------------     ------------
Net income (loss)                                        $ (1,581,238)    $    158,359    $ (4,486,278)    $    251,524
                                                         ============     ============    ============     ============

Earnings (loss) per common share
--------------------------------
Income (loss) before accounting change                   $      (0.07)    $       0.01    $      (0.13)    $       0.01
Cumulative effect of change in accounting principle                --               --           (0.06)              --
                                                         ------------     ------------    ------------     ------------
Net income (loss) per common share                       $      (0.07)    $       0.01    $      (0.19)    $       0.01
                                                         ============     ============    ============     ============

Earnings (loss) per common share - assuming dilution
----------------------------------------------------
Income (loss) before accounting change                   $      (0.07)    $       0.01    $      (0.13)    $       0.01
Cumulative effect of change in accounting principle                --               --           (0.06)              --
                                                         ------------     ------------    ------------     ------------
Net income (loss) per common share                       $      (0.07)    $       0.01    $      (0.19)    $       0.01
                                                         ============     ============    ============     ============

Weighted average common shares outstanding                 23,282,287       22,839,871      23,221,975       22,598,554
                                                         ============     ============    ============     ============

Weighted average common shares outstanding -
    assuming dilution                                      23,282,287       25,117,049      23,221,975       24,539,379
                                                         ============     ============    ============     ============

          See accompanying notes to consolidated financial statements.

                     VISIONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                                   March 31,
                                                                         -----------------------------
                                                                             2001             2000
                                                                         ------------     ------------
Cash flows from operating activities:
         Net income (loss)                                               $ (4,486,278)    $    251,524
         Adjustments to reconcile net income (loss) to net cash (used
              in) provided by operating activities:
                  Provision for doubtful accounts receivable                   20,000           (7,587)
                  Stock-based compensation                                    376,348           27,500
                  Depreciation and amortization                               523,860          405,969
                  Deferred income taxes                                            --          (57,000)
                  Gain on disposal of fixed assets                                 --           (2,448)
                  Interest expense on debentures converted
                       into common stock                                           --           12,350

         Changes in operating assets and liabilities:
                  Restricted cash                                            (499,935)              --
                  Accounts receivable                                       3,000,905        1,255,205
                  Inventories                                              (1,969,823)        (659,312)
                  Prepaid expenses                                            (69,074)          (8,149)
                  Accounts payable                                            368,143         (551,345)
                  Deferred revenue                                          1,253,376        1,225,212
                  Accrued expenses                                           (440,927)        (534,457)
                                                                         ------------     ------------
         Net cash (used in) provided by operating activities               (1,923,405)       1,357,462
                                                                         ------------     ------------

Cash flows from investing activities:
         Purchase of property and equipment                                  (408,282)        (428,944)
         Proceeds from disposal of property and equipment                          --           12,794
         Software development costs                                                --         (303,876)
         Patents, trademarks, copyrights and licenses                         (12,249)         (19,219)
                                                                         ------------     ------------
         Net cash used in investing activities                               (420,531)        (739,245)
                                                                         ------------     ------------

Cash flows from financing activities:
         Principal payments on capital lease obligations                         (964)        (118,858)
         Repayment of notes payable                                            (7,297)              --
         Exercise of stock options                                            202,534        1,105,750
                                                                         ------------     ------------
         Net cash provided by financing activities                            194,273          986,892
                                                                         ------------     ------------

Effect of exchange rates on cash                                                4,847              (58)

Increase (decrease) in cash and cash equivalents                           (2,144,816)       1,605,051

Cash and cash equivalents at beginning of period                            3,623,574        6,469,935
                                                                         ------------     ------------

Cash and cash equivalents at end of period                               $  1,478,758     $  8,074,986
                                                                         ============     ============

          See accompanying notes to consolidated financial statements.

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

(1) DESCRIPTION OF BUSINESS

         Effective February 16, 2001, Digital Biometrics, Inc. (DBI) merged with Visionics Corporation. Concurrent with the merger, DBI changed its name to Visionics Corporation, (the "Company" or "Visionics"). The accompanying financial statements reflect the combined results of DBI and Visionics Corporation for all periods presented under the pooling of interests method of accounting.

         The Company is a provider of identification technologies and systems that employ "biometric" technology, which is the science of identifying individuals by measuring distinguishing biological characteristics. Through its respective business lines - FaceIt, live scan, IBIS and BNP- the Company delivers enabling technology, platforms, products and systems for biometric identification, with a specific focus on facial recognition and forensic-quality fingerprint identification.

         The FaceIt technology enables a broad range of products and applications built by partners (original equipment manufacturers "OEMs", value added resellers "VARs" and system integrators). These include enhanced CCTV systems, identity fraud applications and authentication systems for information security, access control, travel, banking and e-commerce. The Company's FaceIt technology product offerings include software development toolkits, run-time licenses and application software. Among the Company's FaceIt technology partners are Polaroid, IBM, Innoventry (joint venture of Wells Fargo Bank and Cash America), and EDS.

         The TENPRINTER(R) and FingerPrinter CMS live scan systems are used by government agencies, law enforcement, airports, banks and other commercial institutions in the U.S. to identify suspects and manage information on individuals, and help commercial employers and government agencies to conduct background checks on applicants for employment or permits. These live scan systems employ patented, high-resolution optics and specialized hardware and software, combined with industry-standard computer hardware and software, to create highly optimized, special-purpose systems which capture, digitize, print and transmit forensic-grade fingerprint and photographic images. Visionics continues to expand this line of business to further penetrate the law enforcement market, while introducing new products and services for the emerging applicant-processing and security markets among commercial and government customers. Typical customers include: U.S. government agencies, such as the Immigration and Naturalization Service ("INS") and U.S. Postal Service; local and state police; United States armed forces; school districts; financial institutions; utilities; and casinos.

         The IBIS is a mobile identification system that combines expertise in biometric capture and connectivity. The system is capable of capturing both forensic quality fingerprints and photographs for transmission to law enforcement and other legacy databases. IBIS is comprised of software tools, multi-media data storage and communications servers, and the systems integration and software development services that are required to implement identification management systems.

         The BNP, or Biometric Network Platform, is a technology framework for building scalable biometric solutions. It consists of network ready elements - hardware components, called Biometric Network Appliances (BNA)s, programming logic for connecting the BNAs to each other or to standard security and information systems, and an enabling biometric technology whose functionalities are encapsulated in the BNA components. The core enabling biometric technology for the BNP is Visionics' FaceIt engine, however, the platform will support other biometrics including fingerprint. By combining the different BNAs with application-specific business logic, a wide range of scalable solutions - such as large database searching, surveillance and enterprise security - can be easily built.

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

         A majority of the Company's revenues in the three-month periods ended March 31, 2001 and 2000 were derived from live scan systems sales, photographic image capture systems, maintenance and applications development services to governmental customers. The Company's sales have historically included large purchases by a relatively small number of customers. This concentration of sales among few relatively large customers is expected to continue in the foreseeable future. Furthermore, the nature of government markets and procurement processes is expected to result in continued quarter-to-quarter fluctuations in the Company's revenues and earnings which are and will continue to be difficult to predict.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of its wholly owned subsidiary Visionics Technology Corporation located in New Jersey and its wholly owned British subsidiary, Visionics Ltd., which commenced operations during 1999. All material intercompany accounts and transactions have been eliminated in consolidation.

         As noted above, Digital Biometrics, Inc. and Visionics Corporation merged effective February 16, 2001 in a merger accounted for as a pooling-of-interest. Expenses of $1,262,293 and $1,968,304, respectively, for the three- and six-month periods ended March 31, 2001 were incurred pursuant to the merger activities and are recorded as non-recurring charges.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000, Form 8-K dated February 15, 2001 and the related Form 8-K/A, all of which have been filed with the SEC.

(b) CAPITALIZED SOFTWARE DEVELOPMENT COSTS

         Research and development costs consist principally of salaries and benefits paid to the Company's employees in the development of software products. The Company's policy is to expense all research and development costs as incurred until technological feasibility is established. Commencing with the establishment of technological feasibility and concluding at the time the product is ready for market, software development costs are capitalized. Technological feasibility is defined as being established when product design and a working model of the software product has been completed and tested. The cost of those products that have met the technological feasibility criteria have been capitalized. Annual amortization of capitalized software development costs is calculated as the greater of the amount computed using (a) the ratio of actual revenue from a product to the total of current and anticipated related revenues from the product or (b) the economic life of the product, estimated to be five years, on a straight-line basis.

(c) REVENUE RECOGNITION

         SOFTWARE LICENSES - Software license revenue is recognized when all of the following conditions have been satisfied: completion of a written license arrangement; delivery of the software with no significant post delivery obligations of the Company; the license fee is fixed or determinable; and payment is due within one

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

year and collection is probable. Revenue from sublicense arrangements with resellers are recognized upon shipment of the software, if there are no significant post-delivery obligations, the reseller is creditworthy, and if the terms of arrangement are such that the payment terms are not subject to price adjustment, are non-cancelable and non-refundable. Revenue from sublicensing arrangements with significant post contract customer support (PCS) (in excess of one year), including enhancements and upgrades, where significant vendor specific objective evidence does not exist to allocate the fee to the software and PCS, is recognized along with the PCS ratably over the period during which PCS is expected to be provided. Revenue from consulting services is recognized as work is performed.

         EQUIPMENT - A significant portion of revenue is recognized upon installation, particularly where the equipment is integrated into an outside network. For further explanation, see "accounting change" section of this footnote.

(d) FOREIGN CURRENCY TRANSLATION

         Assets and liabilities of the foreign subsidiary are translated at the exchange rate in effect at the balance sheet date. Revenues, costs, and expenses are translated using an average exchange rate. Gains and losses resulting from translation are accumulated as a separate component of accumulated other comprehensive loss in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

(e) ACCOUNTING CHANGE

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. In October 2000, the SEC provided interpretive guidance for SAB 101.

         Effective October 1, 2000 the Company has adopted the new standard and changed its method of accounting for certain identification systems revenue. Since most of the equipment the Company sells includes installation provided by the Company, under SAB 101, a significant portion of revenue recognition is deferred until installation, particularly where the equipment is integrated to an outside network. Prior to October 1, 2000 the Company generally recognized product revenue on the date of shipment for orders which were f.o.b. origin and upon delivery for f.o.b. destination. The Company recorded a $1,436,000 cumulative effect of an accounting change in the three-month period ended December 31, 2000 with the adoption of SAB 101. Under this accounting change, $3,890,000 of revenue recorded in periods prior to October 1, 2000 will be recorded as revenue again as the equipment is installed. Of this amount $3,865,000 of revenue was recognized during the six-month period ended March 31, 2001.

(3) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company extends credit to substantially all of its customers. Approximately 81% and 93%, respectively, of customer accounts receivable at March 31, 2001 and September 30, 2000 were from government agencies, of which 19% and 33%, respectively, was from one customer. Revenue from one customer in the three-month period ended March 31, 2001 accounted for 13% of total revenue, and revenue from one customer in the three-month period ended March 31, 2000 accounted for 15% of total revenue. Foreign revenue for the three-month period ended March 31, 2001 was 16% of total revenue compared to less than 1% the same prior-year period.

         Revenue from one customer in the six-month period ended March 31, 2001 accounted for 14% of total revenue, and revenue from two customers in the same prior-year period accounted for 35% of total

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

revenue. Foreign revenue for the six-month periods ended March 31, 2001 and 2000 were 9% of total revenue compared to less than 1% the same prior-year period.

(4) STATEMENT OF CASH FLOWS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.

          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
          CASH PAID FOR:

                                                              Six Months Ended
                                                                 March 31,
                                                              2001       2000
                                                            --------   --------

              Interest                                        $2,761     $5,011
              Income taxes                                    95,650         --


(5) RESTRICTED CASH

         Pursuant to normal contractual terms of a federally funded development grant, the Company was required to establish either a performance bond or an escrow account equal to the amounts payable to certain major subcontractors for the project aggregating $625,000. Since the Company was in a strong cash position, it chose to establish the escrow and avoid the cost of the performance bond. The amount held in escrow is released upon proof of payment to the subcontractors. The restricted balance as of March 31, 2001 is $499,935.


(6) INVENTORY

         Inventory is valued at standard cost which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                                    March 31,     September 30,
                                                      2001            2000
                                                  -------------   -------------

              Components and subassemblies           $3,593,346      $3,210,121
              Work in process                           842,159         217,211
              Finished goods                            659,323         473,422
              Finished goods shipped to customers
                 awaiting installation                  775,749              --
                                                  -------------   -------------
                                                     $5,870,577      $3,900,754
                                                  =============   =============

(7) LINES OF CREDIT

         The Company has an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire in June, 2001. There were no borrowings under this line at March 31, 2001.

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

(8) OTHER ACCRUED EXPENSES

         Other accrued expenses consists of:
                                                    March 31,     September 30,
                                                      2001            2000
                                                  -------------   -------------

              Accrued salaries, bonuses and
                  commissions                       $   238,243     $   343,958
              Accrued vacation                          416,180         306,955
              Accrued installation costs                 98,000         480,500
              Accrued warranty costs                     52,400         301,570
              Other accrued expenses                    514,530         327,297
                                                  -------------   -------------
                                                    $ 1,319,353     $ 1,760,280
                                                  =============   =============

(9) STOCKHOLDERS' EQUITY

         During the three-month period ended March 31, 2001, the Company granted stock option awards to non-executive employees for the purchase of an aggregate of 67,000 shares of common stock. These options are exercisable at $5.969 per share and expire in 2008.

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

(10) NET INCOME (LOSS) PER COMMON SHARE

         The per share computations are based on the weighted average number of common shares outstanding during the periods.

                                                       Three Months Ended                Six Months Ended
                                                            March 31,                        March 31,
                                                  -----------------------------    -----------------------------
                                                      2001             2000            2001             2000
                                                  ------------     ------------    ------------     ------------
Shares outstanding at beginning of period           23,253,337       22,506,326      23,115,781       22,240,229

Shares issued under retirement plan                         --               --          73,923           45,855

Restricted stock awards, net of forfeitures                 --            9,144              --           10,369

Exercise of options and warrants                        57,667          528,106         121,300          630,754

Shares issued upon conversion of debentures                 --               --              --          116,369

                                                  ------------     ------------    ------------     ------------
Shares outstanding at end of period                 23,311,004       23,043,576      23,311,004       23,043,576
                                                  ============     ============    ============     ============

Weighted average common shares outstanding          23,282,287       22,839,871      23,221,975       22,598,554

Dilutive common shares assumes:

     Options                                                --        1,738,386              --        1,422,932
     Warrants                                               --          538,792              --          517,893

                                                  ------------     ------------    ------------     ------------
Weighted average common shares outstanding -
     assuming dilution                              23,282,287       25,117,049      23,221,975       24,539,379
                                                  ============     ============    ============     ============

Net income (loss)                                 $ (1,581,238)    $    158,359    $ (4,486,278)    $    251,524
                                                  ============     ============    ============     ============

Net income (loss) per common share                $      (0.07)    $       0.01    $      (0.19)    $       0.01
                                                  ============     ============    ============     ============

Net income (loss) per common share - assuming
     dilution                                     $      (0.07)    $       0.01    $      (0.19)    $       0.01
                                                  ============     ============    ============     ============

         The following is a summary of those securities outstanding at March 31 for the respective periods, which have been excluded from the calculations because the effect on net income (loss) per common share would not have been dilutive:

                                         For the Three-Month Period        For the Six-Month Period
                                              Ended March 31,                  Ended March 31,
                                       -----------------------------    -----------------------------
                                           2001             2000            2001             2000
                                       ------------     ------------    ------------     ------------

Options                                   3,792,043           90,500       3,792,043          130,500
Warrants                                    585,017          112,893         585,017          112,893

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

(11) ADDITIONAL CONSOLIDATING FINANCIAL INFORMATION

         The following financial information reflects the results of operations for the three- and six-month periods ended March 31, 2000 for the merger between Digital Biometrics, Inc. and Visionics Corporation on February 16, 2001.


                     VISIONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                   DBI (as
                                                 previously
                                                  reported)       Visionics        Combined
                                                 ------------    ------------     ------------
Revenue:
     Live scan identification systems            $  3,625,998    $         --     $  3,625,998
     Live scan maintenance                          1,117,279              --        1,117,279
     FaceIt license                                        --         541,577          541,577
     FaceIt service                                        --          83,688           83,688
                                                 ------------    ------------     ------------
         Total revenue                              4,743,277         625,265        5,368,542
                                                 ------------    ------------     ------------

Cost of revenue:
     Live scan identification systems               1,857,099              --        1,857,099
     Live scan maintenance                            841,491              --          841,491
     FaceIt license                                        --          16,423           16,423
     FaceIt service                                        --          45,576           45,576
                                                 ------------    ------------     ------------
         Total cost of revenue                      2,698,590          61,999        2,760,589
                                                 ------------    ------------     ------------
     Gross margin                                   2,044,687         563,266        2,607,953
                                                 ------------    ------------     ------------

Selling, general and administrative expenses:
     Sales and marketing                              553,322         191,242          744,564
     Engineering and development                      594,048         276,618          870,666
     General and administrative                       640,623         301,545          942,168
                                                 ------------    ------------     ------------
         Total expenses                             1,787,993         769,405        2,557,398
                                                 ------------    ------------     ------------

Income (loss) from operations                         256,694        (206,139)          50,555
Other income (expense), net                            64,565          43,239          107,804
                                                 ------------    ------------     ------------

Net income (loss)                                $    321,259    $   (162,900)    $    158,359
                                                 ============    ============     ============

Net income (loss) per common share               $       0.02    $      (0.03)    $       0.01
                                                 ============    ============     ============

Net income (loss) per common share - assuming
     dilution                                    $       0.02    $      (0.02)    $       0.01
                                                 ============    ============     ============

Weighted average common shares outstanding         16,603,021       6,236,850       22,839,871
                                                 ============    ============     ============

Weighted average common shares outstanding -
     assuming dilution                             18,404,029       6,713,020       25,117,049
                                                 ============    ============     ============

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


                     VISIONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                    DBI (as
                                                  previously
                                                   reported       Visionics         Combined
                                                 ------------    ------------     ------------
Revenue:
     Live scan identification systems            $  9,399,259    $         --     $  9,399,259
     Live scan maintenance                          2,186,001              --        2,186,001
     FaceIt license                                        --         740,820          740,820
     FaceIt service                                        --         371,718          371,718
                                                 ------------    ------------     ------------
         Total revenue                             11,585,260       1,112,538       12,697,798
                                                 ------------    ------------     ------------

Cost of revenue:
     Live scan identification systems               5,791,350              --        5,791,350
     Live scan maintenance                          1,622,634              --        1,622,634
     FaceIt license                                        --          33,478           33,478
     FaceIt service                                        --         202,438          202,438
                                                 ------------    ------------     ------------
         Total cost of revenue                      7,413,984         235,916        7,649,900
                                                 ------------    ------------     ------------
     Gross margin                                   4,171,276         876,622        5,047,898
                                                 ------------    ------------     ------------

Selling, general and administrative expenses:
     Sales and marketing                            1,139,351         369,660        1,509,011
     Engineering and development                    1,087,502         501,063        1,588,565
     General and administrative                     1,279,821         640,308        1,920,129
                                                 ------------    ------------     ------------
         Total expenses                             3,506,674       1,511,031        5,017,705
                                                 ------------    ------------     ------------

Income (loss) from operations                         664,602        (634,409)          30,193
Other income (expense), net                           102,792          81,013          183,805
                                                 ------------    ------------     ------------

Income (loss) before income taxes                     767,394        (553,396)         213,998
Benefit of income taxes                                    --         (37,526)         (37,526)
                                                 ------------    ------------     ------------
Net income (loss)                                $    767,394    $   (515,870)    $    251,524
                                                 ============    ============     ============

Net income (loss) per common share               $       0.05    $      (0.08)    $       0.01
                                                 ============    ============     ============

Net income (loss) per common share - assuming
     dilution                                    $       0.04    $      (0.08)    $       0.01
                                                 ============    ============     ============

Weighted average common shares outstanding         16,366,999       6,231,555       22,598,554
                                                 ============    ============     ============

Weighted average common shares outstanding -
     assuming dilution                             17,950,964       6,588,415       24,539,379
                                                 ============    ============     ============

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2001

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

         Visionics Corporation is a provider of identification technologies and systems that employ "biometric" technology, which is the science of identifying individuals by measuring distinguishing biological characteristics. Through its respective business lines - FaceIt, live scan, IBIS and BNP- the Company delivers enabling technology, platforms, products and systems for biometric identification, with a specific focus on facial recognition and forensic-quality fingerprint identification.

         The FaceIt technology enables a broad range of products and applications built by partners (original equipment manufacturers "OEMs", value added resellers "VARs" and system integrators). These include enhanced CCTV systems, identity fraud applications and authentication systems for information security, access control, travel, banking and e-commerce. The Company's FaceIt technology product offerings include software development toolkits, run-time licenses and application software. Among the Company's FaceIt technology partners are Polaroid, IBM, Innoventry (joint venture of Wells Fargo Bank and Cash America), and EDS.

         The TENPRINTER(R) and FingerPrinter CMS live scan systems are used by government agencies, law enforcement, airports, banks and other commercial institutions in the U.S. to identify suspects and manage information on individuals, and help commercial employers and government agencies to conduct background checks on applicants for employment or permits. These live scan systems employ patented, high-resolution optics and specialized hardware and software, combined with industry-standard computer hardware and software, to create highly optimized, special-purpose systems which capture, digitize, print and transmit forensic-grade fingerprint and photographic images. Visionics continues to expand this line of business to further penetrate the law enforcement market, while introducing new products and services for the emerging applicant-processing and security markets among commercial and government customers. Typical customers include: U.S. government agencies, such as the Immigration and Naturalization Service ("INS") and U.S. Postal Service; local and state police; United States armed forces; school districts; financial institutions; utilities; and casinos.

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The IBIS is a mobile identification system that combines expertise in biometric capture and connectivity. The system is capable of capturing both forensic quality fingerprints and photographs for transmission to law enforcement and other legacy databases. IBIS is comprised of software tools, multi-media data storage and communications servers, and the systems integration and software development services that are required to implement identification management systems.

         The BNP, or Biometric Network Platform, is a technology framework for building scalable biometric solutions. It consists of network ready elements - hardware components, called Biometric Network Appliances (BNA)s, programming logic for connecting the BNAs to each other or to standard security and information systems, and an enabling biometric technology whose functionalities are encapsulated in the BNA components. The core enabling biometric technology for the BNP is Visionics' FaceIt engine, however, the platform will support other biometrics including fingerprint. By combining the different BNAs with application-specific business logic, a wide range of scalable solutions - such as large database searching, surveillance and enterprise security - can be easily built.

         Visionics is engaged in a joint venture with Lakes Gaming, Inc., formerly known as Grand Casinos, Inc., named TRAK 21 Development, LLC, to develop, test and market an automated wagering tracking system based on technology developed by Visionics. This system is intended to track the betting activity of casino patrons playing blackjack.

OTHER GENERAL

         The law enforcement market and government procurement processes are subject to budgetary, economic and political considerations that vary significantly from state to state and among different agencies. These characteristics, together with the increasing level of competition within the live-scan electronic fingerprint industry, have resulted (and are expected to continue to result) in an irregular revenue cycle for the Company.

         Prior to October 1, 2000 the Company generally recognized live scan product revenue on the date of shipment for orders which were f.o.b. origin and upon delivery for f.o.b. destination, although recognition at some later milestone was not uncommon based on the terms of specific customer contracts. With the adoption of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 pertaining to revenue recognition, the Company changed its revenue recognition policy on October 1, 2000 to defer revenue recognition until its live scan products are installed. Revenue for professional services contracts and systems integration services revenues are recognized using the percentage of completion method, completed contract basis or on a time-and-materials basis. Software license revenue is recognized when all of the following conditions have been satisfied: completion of a written license arrangement; delivery of the software with no significant post delivery obligations of the Company; the license fee is fixed or determinable; and payment is due within one year and collection is probable. Revenue from sublicense arrangements with resellers is recognized upon shipment of the software, if there are no significant post-delivery obligations, the reseller is creditworthy, and if the terms of arrangement are such that the payment terms are not subject to price adjustment, are non-cancelable and non-refundable. Revenue from sublicensing

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

arrangements with significant post contract customer support (PCS) (in excess of one year), including enhancements and upgrades, where significant vendor specific objective evidence does not exist to allocate the fee to the software and PCS, is recognized along with the PCS ratably over the period during which PCS is expected to be provided. Revenue from maintenance and repair contracts is recognized over the period of the agreement. Services revenue is recognized when the related services are performed. The Company's standard terms of sale are payment due net in thirty days, f.o.b. Visionics Corporation Terms of sale and shipment may, however, be subject to negotiation and may affect the Company's timing and criteria for revenue recognition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Total revenue increased 31% to $7,044,000 for the three months ended March 31, 2001 compared to $5,369,000 in the same prior-year period. Live scan identification systems revenue declined 9% to $3,310,000 compared to $3,626,000 in the same prior-year period. The decline reflects normal fluctuations inherent in the volatile live scan business.

         Live scan maintenance revenue was $1,937,000 for the three months ended March 31, 2001 compared to $1,117,000 for the same prior-year period, an increase of 73%. This increase is due primarily to a larger installed base of live scan systems covered by maintenance agreements.

         FaceIt license revenue increased 162% to $1,421,000 for the three months ended March 31, 2001 compared to $542,000 for the same prior-year period. This increase is primarily due to a one-time license fee for use of FaceIt software for voter registration in Mexico.

         FaceIt services revenue increased 349% to $376,000 for the three months ended March 31, 2001 compared to $84,000 for the same prior-year period. This increase is primarily due to custom development services provided under a United States government contract.

         Revenue from one customer in the three-month period ended March 31, 2001 accounted for 13% of total revenue, and revenues from one customer in the same prior-year period accounted for 15% of total revenue. Foreign revenue for the three-month period ended March 31, 2001 was 16% of total revenue including a sale in Mexico compared to less than 1% the same prior-year period.

         Overall gross margin for the three months ended March 31, 2001 and 2000 was 41% and 49%, respectively.

         Gross margin on live scan identification systems revenue was 29% for the three months ended March 31, 2001 compared to 49% in the same prior-year period. This decrease is due primarily to higher installation, warranty and product manufacturing costs associated with lower volume during the current year period along with product mix.

         Live scan maintenance margin for the three months ended March 31, 2001 and 2000 was 28% and 25%, respectively. The maintenance staff does new installations as well as provides maintenance services. The Company has increased staffing in this area to accommodate the growing

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

install base while still providing excellent installation services. When they are performing installation work, their time is charged to identification cost of sales.

         Gross margin on FaceIt license revenue decreased to 89% for the three-month period ended March 31, 2001 from 97% during the same prior-year period due primarily to an increase in amortization of software development costs and licensing administration.

         FaceIt services margin decreased to 34% during the current-year three-month period from 46% during the same prior-year period. The decrease in margin is due primarily to most of the services in the current-year three-month period are being provided for government contracts which have lower billable rates than commercial rates, along with an increase in personnel to accommodate the increase in custom development service contracts and potential opportunities.

         Sales and marketing expense for the three-month period ended March 31, 2001 was 15% of total revenue compared to 14% for the same prior-year period. The increase in sales and marketing absolute dollars is due primarily to costs in the current-year period associated with a subsidiary in the United Kingdom which was not yet established in the same prior-year period along with an increase in personnel-related costs and promotional activities for IBIS product marketing.

         Engineering and development expense was 16% of total revenue for the three-month periods ended March 31, 2001 and 2000. The increase in absolute dollars is due primarily to an increase in new product development costs related to IBIS and for the development of a biometric network appliance. Engineering expenses for the three-month periods ended March 31, 2001 and 2000 are net of $212,000 and $76,000, respectively, of costs related to a federally funded demonstration project grant. The Company expects engineering and development expenses to exceed 10% of total revenue through the end of fiscal 2001.

         General and administrative expenses for the three-month periods ended March 31, 2001 and 2000 were 14% and 18%, respectively, of total revenue. The decrease in general and administrative expenses as a percentage of total revenue is due primarily to the increase in revenue. General and administrative expenses approximate the previous year.

         Non-recurring charges for the three-month period ended March 31, 2001 of $1,262,000 consists primarily of professional service costs associated with the merger activities with Visionics Corporation.

         Other income, net decreased to $31,000 for the three months ended March 31, 2001 from $108,000 for the same prior-year period due primarily to a decrease in interest income from lower cash balances and to a lesser extent, costs associated with a joint venture company.

         The provision of income taxes of $96,000 for the current-year three-month period is due to foreign taxes related to the license revenue applicable to a sale in Mexico.

         The Company generated a net loss for the three-month period ended March 31, 2001 of $1,581,000, or $0.07 per share loss, as compared to a net income of $158,000, $0.01 per share, for

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the same prior-year period. The effect on the current-year period for the non-recurring charges of $1,262,000 equates to a $0.05 per share loss.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

         Total revenue increased 12% to $14,242,000 for the six months ended March 31, 2001 compared to $12,698,000 in the same prior-year period. Live scan identification systems revenue declined 14% to $8,112,000 compared to $9,399,000 in the same prior-year period. The decline reflects normal fluctuations inherent in the volatile live scan business.

         Live scan maintenance revenue increased 67% to $3,655,000 for the six months ended March 31, 2001 compared to $2,186,000 for the same prior-year period. This increase is due primarily to a larger installed base of live scan systems covered by maintenance agreements.

         FaceIt license revenue increased 143% to $1,802,000 for the six months ended March 31, 2001 compared to $741,000 for the same prior-year period. This increase is primarily due to a one-time license fee for use of FaceIt software for voter registration in Mexico.

         FaceIt services revenue increased 81% to $672,000 for the six months ended March 31, 2001 compared to $372,000 for the same prior-year period. This increase is primarily due to custom development services provided under a United States government contract.

         Revenue from one customer in the six-month period ended March 31, 2001 accounted for 14% of total revenue, and revenues from two customers in the same prior-year period accounted for 35% of total revenue. Foreign revenue for the six-month period ended March 31, 2001 was 9% of total revenue compared to less than 1% the same prior-year period.

         Overall gross margin for the six months ended March 31, 2001 and 2000 was 37% and 40%, respectively.

         Gross margin on live scan identification systems revenue was 32% for the six months ended March 31, 2001 compared to 38% in the same prior-year period. This decrease is due primarily to higher installation, warranty and product manufacturing costs associated with lower volume during the current year period and product mix.

         Live scan maintenance margin for the six months ended March 31, 2001 and 2000 was 25% and 26%, respectively.

         Gross margin on FaceIt license revenue decreased to 87% for the six-month period ended March 31, 2001 from 95% during the same prior-year period due primarily to an increase in amortization of software development costs and licensing administration.

         FaceIt services margin decreased to 27% during the current-year six-month period from 46% during the same prior-year period. The decrease in margin is due primarily to most of the services in the current-year period are being provided for government contracts which have lower billable rates than commercial rates, along with an increase in personnel to accommodate the increase in custom development service contracts and potential opportunities.

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Sales and marketing expense for the six-month period ended March 31, 2001 was 15% of total revenue compared to 12% for the same prior-year period. The increase in sales and marketing absolute dollars is due primarily to costs in the current-year period associated with a subsidiary in the United Kingdom which was not yet established in the same prior-year period along an increase in personnel-related costs and promotional activities for IBIS product marketing.

         Engineering and development expense was 16% and 13%, respectively, of total revenue for the six-month periods ended March 31, 2001 and 2000. The increase in absolute dollars is due primarily to an increase in new product development costs related to IBIS and for the development of a biometric network appliance. Engineering expenses for the six-month periods ended March 31, 2001 and 2000 are net of $450,000 and $235,000, respectively, of costs related to a federally funded demonstration project grant. The Company expects engineering and development expenses to exceed 10% of total revenue through the end of fiscal 2001.

         General and administrative expenses for the six-month periods ended March 31, 2001 and 2000 were 13% and 15%, respectively, of total revenue. The decrease in general and administrative expenses as a percentage of total revenue is due primarily to the increase in revenue. General and administrative expenses are flat with the previous year.

         Non-recurring charges for the six-month period ended March 31, 2001 of $1,968,000 consists primarily of professional service costs associated with the merger activities with Visionics Corporation.

         Other income, net decreased to $103,000 for the six months ended March 31, 2001 from $184,000 for the same prior-year period due primarily to a decrease in interest income from lower cash balances and to a lesser extent, costs associated with a joint venture company.

         The provision of income taxes of $96,000 for the current-year six-month period is due to foreign taxes related to the license revenue applicable to a sale in Mexico. The benefit of income taxes in the amount of $38,000 in the six-month period ended March 31, 2000 relates to reversal of income taxes accrued prior to the merger.

         The Company generated a net loss for the six-month period ended March 31, 2001 of $4,486,000, or $0.19 per share loss, as compared to a net income of $252,000, $0.01 per share, for the same prior-year period. The effect on the current-year period for the non-recurring charges of $1,968,000 equates to a $0.08 per share loss.

INFLATION

         The Company does not believe inflation has significantly affected revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

         At March 31, 2001, the Company had carryforwards of net operating losses of approximately $41,000,000 that may allow the Company to reduce future income taxes that would otherwise be

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

payable. The carryforwards are subject to the limitation provisions of Internal Revenue Code sections 382 and 383. These sections provide limitations on the availability of net operating losses and credits to offset current taxable income and related income taxes when an ownership change has occurred. The Company's initial public offering in December 1990 resulted in an ownership change pursuant to these provisions and, accordingly, the use of approximately $3,300,000 of the above carryforwards is subject to an annual limitation, estimated at $350,000. At this time the remaining net operating loss limitation with respect to the 1990 ownership change is approximately $375,000. Any future ownership change could create a limitation with respect to loss carryforwards not currently subject to an annual limitation. Approximately $3,022,000 of the $41,000,000 net operating loss carryforwards relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $1,209,000 credited to additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The Company established an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with Associated Bank Minnesota. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire in June, 2001. There were no borrowings under this line at March 31, 2001.

         At March 31, 2001, the Company had $1,479,000 in cash and cash equivalents and $500,000 of restricted cash. Historically, the Company has been reliant on the availability of outside capital to sustain its operations. Management believes that cash, cash equivalents, and other working capital provided from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements of the Company's business as it has existed historically. To fully exploit the opportunities presented by the merger between Digital Biometrics, Inc. and Visionics Corporation, such as joint product development and entry into new markets, additional capital will be required. There can be no assurance, however, that the financing necessary to pursue the Company's business plan will be available on terms acceptable or favorable to Visionics, or on any terms. If Visionics fails to obtain such financing, its business prospects and the market price of Visionics' common stock may be materially adversely affected.

ANALYSIS OF CASH FLOWS FROM OPERATIONS

         Net cash used in operating activities was $1,923,000 for the six months ended March 31, 2001 compared to net cash provided by operating activities of $1,357,000 in the same prior-year period. The decrease in cash flow from operating activities resulted primarily from the net loss incurred during the current-year period, an increase in inventory as a result of a change in revenue recognition pursuant to SAB 101 and the increase in restricted cash associated with a federally funded development grant, partially offset by decreased accounts receivable balances.

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net cash used in investing activities decreased to $421,000 for the six months ended March 31, 2001 from $739,000 the same prior-year period due primarily to a decrease in capitalized software development costs.

         Net cash provided by financing activities was $194,000 for the six-month period ended March 31, 2001 compared to $987,000 during the same prior-year period. Cash from financing activities was provided primarily from stock option exercises.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to foreign currency exposure, primarily with the British Pound and the Euro. At March 31, 2001 the Company's exposure to foreign currency fluctuations is not significant and primarily related to the Company's translation adjustment to convert its United Kingdom subsidiary into U.S. dollars.

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

         (a)      Not applicable.
         (b)      Not applicable.
         (c)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           The Company held a Special Meeting of Stockholders on
                  February 15, 2001. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 as amended. At the meeting, sufficient favorable votes were cast to approve the following proposals:

                  * Adopt the Agreement and Plan of Merger, dated as of October 18, 2000, by and among DBI, Visionics Corporation and VC Acquisition Corp., a wholly owned subsidiary of DBI, and the transactions contemplated by the merger agreement, including the merger and DBI's issuance of over 7,000,000 shares of DBI common stock, including shares issuable upon exercise of Visionics stock options to be assumed by DBI. The results of the vote on this proposal were 10,786,956 shares voted for approval; 97,776 shares voted against; 72,328 shares abstaining and no broker non-votes.

                  * Amend DBI's certificate of incorporation to change the name of the corporation to "Visionics Corporation" subject to the completion of the merger. The results of the vote on this proposal were 10,690,463 shares voted for approval; 191,003 shares voted against; 75,594 shares abstaining and no broker non-votes.

ITEM 5. OTHER INFORMATION

                  None

ITEM 6.  (a)      EXHIBITS

                  Exhibit 10.18 Change in Terms Agreement dated April 30, 2001 between the Company and Associated Bank Minnesota.

         (b)      REPORTS ON FORM 8-K

                           On February 27, 2001 the Company filed a report on
                  Form 8-K announcing completion of the merger between Digital Biometrics, Inc. and Visionics Corporation along with an amended Certificate of Incorporation to change its name from Digital Biometrics, Inc. to Visionics Corporation.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       VISIONICS CORPORATION
                                       ---------------------
                                            (Registrant)




May 15, 2001                           /s/ Robert F. Gallagher
                                       -----------------------------------
                                       Robert F. Gallagher
                                       Chief Financial Officer