Form 10-Q
period 2001-06-30
VISIONICS CORP
filed 2001-08-14
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                   June 30, 2001
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number:                                0-18856
                      ----------------------------------------------------------


                              VISIONICS CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                     41-1545069
          --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

5600 Rowland Road, Minnetonka, Minnesota                                55343
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (952) 932-0888
              (Registrant's telephone number, including area code)


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


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

common stock, $.01 par value                   July 31, 2001 - 24,707,288 shares
----------------------------                   ---------------------------------
           (Class)                                       (Outstanding)

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED JUNE 30, 2001
                                      INDEX


PART I - FINANCIAL INFORMATION:
-------------------------------
                                                                                                                PAGE
         ITEM 1.               CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    CONSOLIDATED BALANCE SHEETS                                                   4
                                    CONSOLIDATED STATEMENTS OF OPERATIONS                                         5
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS                                         6
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                    7

         ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                     16

         ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK                                                                 24


PART II - OTHER INFORMATION:
----------------------------

         ITEM 1.               LEGAL PROCEEDINGS                                                                 25

         ITEM 2.               CHANGES IN SECURITIES                                                             25

         ITEM 3.               DEFAULTS UPON SENIOR SECURITIES                                                   25

         ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF
                               SECURITY HOLDERS                                                                  25

         ITEM 5.               OTHER INFORMATION                                                                 25

         ITEM 6.    (a)        EXHIBITS                                                                          25
                    (b)        REPORTS ON FORM 8-K                                                               25

SIGNATURES                                                                                                       26
----------



                              VISIONICS CORPORATION
                        THREE MONTHS ENDED JUNE 30, 2001

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As provided for under the Private Securities Litigation Reform Act, the Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors, including the Company's ability to maintain profitability, introduce new products and services, build profitable revenue streams around new product and service offerings, maintain loyalty and continued purchasing of the Company's products by existing customers, execute on customer delivery and installation schedules, collect outstanding accounts receivable and manage the concentration of accounts receivable and other credit risks associated with selling products and services to governmental entities and other large customers, create and maintain satisfactory distribution and operations relationships with automated fingerprint identification system ("AFIS") vendors, attract and retain key employees, secure timely and cost-effective availability of product components, meet increased competition, maintain adequate working capital and liquidity, including the availability of financing as may be required, and upgrade products and develop new technologies. For a more complete description of such factors, see "Risk Factors" under Item 7 of the Company's Form 10-K report for the year ended September 30, 2000, Form 8-Ks dated February 15, 2001, April 27, 2001 and June 29, 2001, and Form S-3 filed on July 26, 2001.

                     VISIONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                      June 30,     September 30,
                                                                        2001            2000
                                                                    ------------    ------------
Current assets:
     Cash and cash equivalents                                      $  7,695,253    $  3,623,574
     Restricted cash (note 5)                                             80,915               -
     Accounts receivable, less allowance for doubtful accounts
         of $185,800 and $150,800, respectively                        6,161,647       9,779,796
     Inventory (note 6)                                                6,039,353       3,900,754
     Prepaid expenses and other costs                                    402,483         269,088
                                                                    ------------    ------------
         Total current assets                                         20,379,651      17,573,212
                                                                    ------------    ------------

Property and equipment                                                 4,722,819       3,978,102
     Less accumulated depreciation and amortization                   (3,211,742)     (2,607,536)
                                                                    ------------    ------------
                                                                       1,511,077       1,370,566
                                                                    ------------    ------------

Software development costs, net of accumulated amortization
     of $255,389 and $138,543, respectively                              722,585         839,430

Patents, trademarks, copyrights, and licenses, net
     of accumulated amortization of $67,497 and
     $82,501, respectively                                                54,689          46,285

Other assets                                                                   -          76,310
                                                                    ------------    ------------
                                                                    $ 22,668,002    $ 19,905,803
                                                                    ============    ============


Current liabilities:
     Accounts payable                                               $  2,417,484    $  2,093,384
     Deferred revenue (note 2)                                         5,900,423       3,956,270
     Other accrued expenses (note 8)                                   1,535,838       1,760,280
     Current installments of notes payable                                15,944          15,071
     Current installments of capital lease obligations                     2,302           2,017
                                                                    ------------    ------------
         Total current liabilities                                     9,871,991       7,827,022

     Deferred revenue, excluding current portion                         334,039         511,976
     Notes payable, excluding current installments                        15,134          28,334
     Capital lease obligations, excluding current installments             1,776           3,540
                                                                    ------------    ------------
         Total liabilities                                            10,222,940       8,370,872
                                                                    ------------    ------------
Stockholders' equity (note 9):
     Preferred stock, undesignated, par value $.01 per share,
         5,000,000 shares authorized, none issued                              -               -
     Common stock, $.01 par value. Authorized, 40,000,000 shares;
         issued and outstanding 24,645,780 and
         23,115,781 shares, respectively                                 246,458         231,158
     Additional paid-in capital                                       58,421,722      52,355,044
     Deferred compensation                                               (52,125)        (93,750)
     Accumulated deficit                                             (46,181,899)    (40,957,320)
     Accumulated other comprehensive income (loss)                        10,906            (201)
                                                                    ------------    ------------
         Total stockholders' equity                                   12,445,062      11,534,931

                                                                    ------------    ------------
                                                                    $ 22,668,002    $ 19,905,803
                                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                     VISIONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended              Nine Months Ended
                                                                  June 30,                       June 30,
                                                            2001            2000            2001            2000
                                                        ------------    ------------    ------------    ------------
Revenue:
     Live scan identification systems                   $  4,960,341    $  2,598,414    $ 13,072,402    $ 11,997,673
     Live scan maintenance                                 2,063,399       1,303,031       5,718,884       3,489,032
     FaceIt license                                          547,538         450,042       2,350,024       1,190,862
     FaceIt service                                          500,259         149,219       1,172,633         520,937
                                                        ------------    ------------    ------------    ------------
         Total revenue                                     8,071,537       4,500,706      22,313,943      17,198,504
                                                        ------------    ------------    ------------    ------------

Cost of revenue:
     Live scan identification systems                      3,082,410       1,209,175       8,564,110       7,000,525
     Live scan maintenance                                 1,544,895         932,693       4,291,058       2,555,327
     FaceIt license                                          146,107          48,721         371,437          82,199
     FaceIt service                                          395,095          81,265         889,004         283,703
                                                        ------------    ------------    ------------    ------------
         Total cost of revenue                             5,168,507       2,271,854      14,115,609       9,921,754
                                                        ------------    ------------    ------------    ------------
     Gross margin                                          2,903,030       2,228,852       8,198,334       7,276,750
                                                        ------------    ------------    ------------    ------------

Selling, general and administrative expenses:
     Sales and marketing                                   1,113,396         941,858       3,310,319       2,450,869
     Engineering and development                           1,270,876       1,370,503       3,539,296       2,959,068
     General and administrative                            1,011,712         854,504       2,931,064       2,774,633
     Non-recurring charges (note 2)                          232,474          32,607       2,200,778          32,607
                                                        ------------    ------------    ------------    ------------
         Total expenses                                    3,628,458       3,199,472      11,981,457       8,217,177
                                                        ------------    ------------    ------------    ------------

Loss from operations                                        (725,428)       (970,620)     (3,783,123)       (940,427)
Other income, net                                             14,565         107,594         117,284         291,399
                                                        ------------    ------------    ------------    ------------

Loss before income taxes                                    (710,863)       (863,026)     (3,665,839)       (649,028)
Provision for (benefit of) income taxes                       27,438               -         123,088         (37,526)
                                                        ------------    ------------    ------------    ------------
Loss before accounting change                               (738,301)       (863,026)     (3,788,927)       (611,502)
Cumulative effect of change in accounting principle                -               -      (1,435,652)              -
                                                        ------------    ------------    ------------    ------------
Net loss                                                $   (738,301)   $   (863,026)   $ (5,224,579)   $   (611,502)
                                                        ============    ============    ============    ============

Loss per common share
---------------------
Loss before accounting change                           $      (0.03)   $      (0.04)   $      (0.16)   $      (0.03)
Cumulative effect of change in accounting principle                -               -           (0.06)              -
                                                        ------------    ------------    ------------    ------------
Net loss per common share                               $      (0.03)   $      (0.04)   $      (0.22)   $      (0.03)
                                                        ============    ============    ============    ============

Loss per common share - assuming dilution
-----------------------------------------
Loss before accounting change                           $      (0.03)   $      (0.04)   $      (0.16)   $      (0.03)
Cumulative effect of change in accounting principle                -               -           (0.06)              -
                                                        ------------    ------------    ------------    ------------
Net loss per common share                               $      (0.03)   $      (0.04)   $      (0.22)   $      (0.03)
                                                        ============    ============    ============    ============

Weighted average common shares outstanding                23,351,792      23,068,851      23,265,247      22,754,748
                                                        ============    ============    ============    ============

Weighted average common shares outstanding - assuming
    dilution                                              23,351,792      23,068,851      23,265,247      22,754,748
                                                        ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                     VISIONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                              June 30,
                                                                    --------------------------
                                                                        2001           2000
                                                                    -----------    -----------
Cash flows from operating activities:
         Net loss                                                   $(5,224,579)   $  (611,502)
         Adjustments to reconcile net loss to net cash used in
              operating activities:
                  Provision for doubtful accounts receivable             35,000        (16,587)
                  Stock-based compensation                              166,372         42,875
                  Depreciation and amortization                         606,302        640,442
                  Amortization of software development costs            116,845         64,763
                  Deferred income taxes                                       -       (162,000)
                  Write-off of intangible assets                            608              -
                  Gain on disposal of fixed assets                         (298)        (2,048)
                  Interest expense on debentures converted
                     into common stock                                        -         12,350
                  Adjustment to conform fiscal year end of pooled
                     acquisition                                              -        438,119

         Changes in operating assets and liabilities:
                  Restricted cash                                       (80,915)             -
                  Accounts receivable                                 3,583,149      2,416,197
                  Inventories                                        (2,138,599)    (1,446,665)
                  Prepaid expenses                                      (57,085)      (161,551)
                  Accounts payable and accrued expenses                 317,722     (2,534,658)
                  Deferred revenue                                    1,766,216        995,697
                  Income taxes payable                                        -        (11,000)
                                                                    -----------    -----------
         Net cash used in operating activities                         (909,262)      (335,568)
                                                                    -----------    -----------

Cash flows from investing activities:
         Purchase of property and equipment                            (736,563)      (648,612)
         Proceeds from disposal of property and equipment                 1,090         12,794
         Software development costs                                           -       (320,795)
         Patents, trademarks, copyrights and licenses                   (20,054)       (29,683)
                                                                    -----------    -----------
         Net cash used in investing activities                         (755,527)      (986,296)
                                                                    -----------    -----------

Cash flows from financing activities:
         Principal payments on capital lease obligations                 (1,479)      (150,369)
         Repayment of notes payable                                     (12,327)             -
         Proceeds from private placement of common stock              5,462,334              -
         Exercise of stock options                                      276,833      1,116,113
                                                                    -----------    -----------
         Net cash provided by financing activities                    5,725,361        965,744
                                                                    -----------    -----------

Effect of exchange rates on cash                                         11,107              -

Increase (decrease) in cash and cash equivalents                      4,071,679       (356,120)

Cash and cash equivalents at beginning of period                      3,623,574      6,302,473
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $ 7,695,253    $ 5,946,353
                                                                    ===========    ===========




          See accompanying notes to consolidated financial statements.

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

         The Company is a provider of identification technologies and systems that employ "biometric" technology, which is the science of identifying individuals by measuring distinguishing biological characteristics. Through its respective business lines - live scan, FaceIt, IBIS and BNP- the Company delivers enabling technology, platforms, products and systems for biometric identification, with a specific focus on facial recognition and forensic-quality fingerprint identification.

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

         The BNP, or Biometric Network Platform, is a technology framework for building scalable biometric solutions. It consists of network ready elements - hardware components, called Biometric Network Appliances ("BNA")s, programming logic for connecting the BNAs to each other or to standard security and information systems, and an enabling biometric technology whose functionalities are encapsulated in the BNA components. The core enabling biometric technology for the BNP is Visionics' FaceIt engine, however, the platform will support other biometrics including fingerprint. By combining the different BNAs with application-specific business logic, a wide range of scalable solutions - such as large database searching, surveillance and enterprise security - can be easily built.

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

         A majority of the Company's revenues in the three-month periods ended June 30, 2001 and 2000 were derived from live scan systems sales, photographic image capture systems, maintenance and applications development services to governmental customers. The Company's sales have historically included large purchases by a relatively small number of customers. This concentration of sales among few relatively large customers is expected to continue in the foreseeable future. Furthermore, the nature of government markets and procurement processes is expected to result in continued quarter-to-quarter fluctuations in the Company's revenues and earnings which are and will continue to be difficult to predict.

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

         As noted above, Digital Biometrics, Inc. and Visionics Corporation merged effective February 16, 2001 in a merger accounted for as a pooling-of-interest. Expenses of $79,000 and $33,000, respectively, for the three-month periods ended June 30, 2001 and 2000 and expenses of $2,048,000 and $33,000, respectively, for the nine-month periods ended June 30, 2001 and 2000 were incurred pursuant to the merger activities and are recorded as non-recurring charges.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000, Form 8-Ks dated February 15, 2001, April 27, 2001 and June 29, 2001, all of which have been filed with the SEC.

(b) CAPITALIZED SOFTWARE DEVELOPMENT COSTS

         Research and development costs consist principally of salaries and benefits paid to the Company's employees in the development of software products. The Company's policy is to expense all research and development costs as incurred until technological feasibility is established. Commencing with the establishment of technological feasibility and concluding at the time the product is ready for market, software development costs are capitalized. Technological feasibility is defined as being established when product design and a working model of the software product has been completed and tested. The costs of those products that have met the technological feasibility criteria have been capitalized. Annual amortization of capitalized software development costs is calculated as the greater of the amount computed using (a) the ratio of actual revenue from a product to the total of current and anticipated related revenues from the product or (b) the economic life of the product, estimated to be five years, on a straight-line basis.

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

         Effective October 1, 2000, the Company adopted the new standard and changed its method of accounting for certain identification systems revenue. Since most of the equipment the Company sells includes installation provided by the Company, under SAB 101, a significant portion of revenue recognition is deferred until installation, particularly where the equipment is integrated to an outside network. Prior to October 1, 2000 the Company generally recognized product revenue on the date of shipment for orders which were f.o.b. origin and upon delivery for f.o.b. destination. The Company recorded a $1,436,000 cumulative effect of an accounting change in the three-month period ended December 31, 2000 with the adoption of SAB 101. Under this accounting change, $3,890,000 of revenue recorded in periods prior to October 1, 2000 will be recorded as revenue again as the equipment is installed. Of this amount $3,865,000 of revenue was recognized during the nine-month period ended June 30, 2001.


(f)  EFFECT OF NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS")No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect a material impact with the adoption of this standard since it currently does not have goodwill to be amortized.

(3) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company extends credit to substantially all of its customers. Approximately 83% of customer accounts receivable at June 30, 2001 were from government agencies, of which 40% was from two customers. Approximately 93% of customer accounts receivable at September 30, 2000 were from government agencies, of which 33% was from one customer. Revenue from one customer in the three-month period ended June 30, 2001 accounted for 37% of total revenue, and revenue from one customer in the three-month period ended June 30, 2000 accounted for 15% of total revenue. Foreign revenue for the three-month period ended June 30, 2001 was 4% of total revenue compared to 3% the same prior-year period.

         Revenue from one customer in the nine-month period ended June 30, 2001 accounted for 22% of total revenue, and revenue from two customers in the same prior-year period accounted for 29% of total revenue. Foreign revenue for the nine-month periods ended June 30, 2001 and 2000 were 6% and 4%, respectively, of total revenue.

(4) STATEMENT OF CASH FLOWS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.

               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
               CASH PAID FOR:
                                                     Nine Months Ended
                                                          June 30,
                                                   2001              2000
                                              ---------------    --------------

                     Interest                      $ 4,829            $7,724
                     Income taxes                  123,088                 -


(5) RESTRICTED CASH

         Pursuant to normal contractual terms of a federally funded development grant, the Company was required to establish either a performance bond or an escrow account equal to the amounts payable to certain major subcontractors for the project aggregating $625,000. Since the Company was in a strong cash position, it chose to establish the escrow and avoid the cost of the performance bond. The amount held in escrow is released upon proof of payment to the subcontractors. The restricted balance as of June 30, 2001 is $80,915.

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)



(6) INVENTORY

         Inventory is valued at standard cost which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                                                    June 30,   September 30,
                                                                      2001        2000
                                                                   ----------   ----------
                    Components and subassemblies                   $3,575,871   $3,210,121
                    Work in process                                   752,294      217,211
                    Finished goods                                    545,061      473,422
                    Finished goods shipped to customers awaiting
                          installation                              1,166,127            -
                                                                   ----------   ----------
                                                                   $6,039,353   $3,900,754
                                                                   ==========   ==========


(7) LINES OF CREDIT

         The Company has an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire on December 31, 2001. There were no borrowings under this line at June 30, 2001.

(8) OTHER ACCRUED EXPENSES
         Other accrued expenses consists of:

                                                                 June 30,   September 30,
                                                                   2001         2000
                                                                ----------   ----------
                    Accrued salaries, bonuses and commissions   $  353,467   $  343,958
                    Accrued vacation                               404,397      306,955
                    Accrued installation costs                           -      480,500
                    Accrued warranty costs                         160,400      301,570
                    Accrued vacated facility costs                 176,399       32,495
                    Other accrued expenses                         441,175      294,802
                                                                ----------   ----------
                                                                $1,535,838   $1,760,280
                                                                ==========   ==========



(9) STOCKHOLDERS' EQUITY

         During the three-month period ended June 30, 2001, the Company granted stock option awards to non-executive employees for the purchase of an aggregate of 88,750 shares of common stock. These options are exercisable at $4.50 per share and expire in 2008.

(10) PRIVATE PLACEMENT

         On June 29, 2001 the Company closed on a private placement offering of common stock and warrants. A total of 1,302,862 shares were sold to accredited investors at a price of $4.50 each with total net

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

proceeds to the Company of approximately $5.5 million. In addition, the Company issued warrants for 325,715 shares at an exercise price of $5.66 per share and 325,715 warrants at $6.79 per share to the purchasers for no additional consideration. These warrants are callable when the Company's stock price exceeds 150 percent of the warrant price for twenty consecutive trading days. The Company issued additional warrants to purchase up to 26,057 shares of common stock at an exercise price of $7.81 per share to an investment banking firm as partial compensation for services rendered in the private placement.

(11) NET INCOME (LOSS) PER COMMON SHARE

         The per share computations are based on the weighted average number of common shares outstanding during the periods.


                                                            Three Months Ended               Nine Months Ended
                                                                 June 30,                         June 30,
                                                        ----------------------------    ----------------------------
                                                            2001            2000            2001            2000
                                                        ------------    ------------    ------------    ------------
Shares outstanding at beginning of period                 23,311,004      23,043,576      23,115,781      22,240,229

Shares issued under retirement plan                                -               -          73,923          45,855

Restricted stock awards, net of forfeitures                        -               -               -          10,269

Exercise of options and warrants                              31,914          25,454         153,214         656,308

Shares issued as payment for services received                     -          12,956               -          12,956

Shares issued for private placement                        1,302,862               -       1,302,862               -

Shares issued upon conversion of debentures                        -               -               -         116,369

                                                        ------------    ------------    ------------    ------------
Shares outstanding at end of period                       24,645,780      23,081,986      24,645,780      23,081,986
                                                        ============    ============    ============    ============

Weighted average common shares outstanding (A)            23,351,792      23,068,851      23,265,247      22,754,748

Dilutive common shares assumes:

     Options                                                       -               -               -               -
     Warrants                                                      -               -               -               -

                                                        ------------    ------------    ------------    ------------
Weighted average common shares outstanding - assuming
     dilution                                             23,351,792      23,068,851      23,265,247      22,754,748
                                                        ============    ============    ============    ============

Net loss                                                $   (738,301)   $   (863,026)   $ (5,224,579)   $   (611,502)
                                                        ============    ============    ============    ============

Net loss per common share                               $      (0.03)   $      (0.04)   $      (0.22)   $      (0.03)
                                                        ============    ============    ============    ============

Net loss per common share - assuming dilution           $      (0.03)   $      (0.04)   $      (0.22)   $      (0.03)
                                                        ============    ============    ============    ============


                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


         The following is a summary of those securities outstanding at June 30 for the respective periods, which have been excluded from the calculations because the effect on net loss per common share would not have been dilutive:

                                     For the Three-Month Period Ended         For the Nine-Month Period Ended
                                                 June 30,                                 June 30,
                                   --------------------------------------    -----------------------------------

                                          2001               2000                  2001              2000
                                   ------------------- ------------------    ----------------- -----------------
Options                               3,810,604          3,487,294               3,810,604         3,487,294
Warrants                              1,262,504            697,910               1,262,504           697,910


                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


(12) ADDITIONAL CONSOLIDATING FINANCIAL INFORMATION

         The following financial information reflects the results of operations for the three- and nine-month periods ended June 30, 2000 for the merger between Digital Biometrics, Inc. and Visionics Corporation on February 16, 2001.


                     VISIONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                                           DBI (as
                                                         previously
                                                          reported)      Visionics        Combined
                                                        ------------    ------------    ------------
Revenue:
     Live scan identification systems                   $  2,598,414         $     -    $  2,598,414
     Live scan maintenance                                 1,303,031               -       1,303,031
     FaceIt license                                                -         450,042         450,042
     FaceIt service                                                -         149,219         149,219
                                                        ------------    ------------    ------------
         Total revenue                                     3,901,445         599,261       4,500,706
                                                        ------------    ------------    ------------

Cost of revenue:
     Live scan identification systems                      1,209,175               -       1,209,175
     Live scan maintenance                                   932,693               -         932,693
     FaceIt license                                                -          48,721          48,721
     FaceIt service                                                -          81,265          81,265
                                                        ------------    ------------    ------------
         Total cost of revenue                             2,141,868         129,986       2,271,854
                                                        ------------    ------------    ------------
     Gross margin                                          1,759,577         469,275       2,228,852
                                                        ------------    ------------    ------------

Selling, general and administrative expenses:
     Sales and marketing                                     618,605         323,253         941,858
     Engineering and development                           1,025,065         345,438       1,370,503
     General and administrative                              552,756         301,748         854,504
     Non-recurring charges                                    32,607               -          32,607
                                                        ------------    ------------    ------------
         Total expenses                                    2,229,033         970,439       3,199,472
                                                        ------------    ------------    ------------

Loss from operations                                        (469,456)       (501,164)       (970,620)
Other income (expense), net                                   69,247          38,347         107,594
                                                        ------------    ------------    ------------

Net loss                                                $   (400,209)   $   (462,817)   $   (863,026)
                                                        ============    ============    ============

Net loss per common share                               $      (0.02)   $      (0.07)   $      (0.04)
                                                        ============    ============    ============

Net loss per common share - assuming dilution           $      (0.02)   $      (0.07)   $      (0.04)
                                                        ============    ============    ============

Weighted average common shares outstanding                16,815,201       6,253,650      23,068,851
                                                        ============    ============    ============

Weighted average common shares outstanding - assuming
     dilution                                             16,815,201       6,253,650      23,068,851
                                                        ============    ============    ============


                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)



                     VISIONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                                            DBI (as
                                                          previously
                                                           reported        Visionics       Combined
                                                         ------------    ------------    ------------
Revenue:
     Live scan identification systems                    $ 11,997,673         $     -    $ 11,997,673
     Live scan maintenance                                  3,489,032               -       3,489,032
     FaceIt license                                                 -       1,190,862       1,190,862
     FaceIt service                                                 -         520,937         520,937
                                                         ------------    ------------    ------------
         Total revenue                                     15,486,705       1,711,799      17,198,504
                                                         ------------    ------------    ------------

Cost of revenue:
     Live scan identification systems                       7,000,525               -       7,000,525
     Live scan maintenance                                  2,555,327               -       2,555,327
     FaceIt license                                                 -          82,199          82,199
     FaceIt service                                                 -         283,703         283,703
                                                         ------------    ------------    ------------
         Total cost of revenue                              9,555,852         365,902       9,921,754
                                                         ------------    ------------    ------------
     Gross margin                                           5,930,853       1,345,897       7,276,750
                                                         ------------    ------------    ------------

Selling, general and administrative expenses:
     Sales and marketing                                    1,757,956         692,913       2,450,869
     Engineering and development                            2,112,567         846,501       2,959,068
     General and administrative                             1,832,577         942,056       2,774,633
     Non-recurring charges                                     32,607               -          32,607
                                                         ------------    ------------    ------------
         Total expenses                                     5,735,707       2,481,470       8,217,177
                                                         ------------    ------------    ------------

Income (loss) from operations                                 195,146      (1,135,573)       (940,427)
Other income (expense), net                                   172,039         119,360         291,399
                                                         ------------    ------------    ------------

Income (loss) before income taxes                             367,185      (1,016,213)       (649,028)
Benefit of income taxes                                             -         (37,526)        (37,526)
                                                         ------------    ------------    ------------
Net income (loss)                                        $    367,185    $   (978,687)   $   (611,502)
                                                         ============    ============    ============

Net income (loss) per common share                       $       0.02    $      (0.16)   $      (0.03)
                                                         ============    ============    ============

Net income (loss) per common share - assuming dilution
                                                         $       0.02    $      (0.16)   $      (0.03)
                                                         ============    ============    ============

Weighted average common shares outstanding                 16,515,855       6,238,893      22,754,748
                                                         ============    ============    ============

Weighted average common shares outstanding - assuming
     dilution                                              18,022,140       6,238,893      22,754,748
                                                         ============    ============    ============


                              VISIONICS CORPORATION
                        THREE MONTHS ENDED JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
         As more fully described in the subsection "Risk Factors" under Item 7 of the Company's Form 10-K report for the year ended September 30, 2000, Form 8-Ks dated February 15, 2001, April 27, 2001 and June 29, 2001, and Form S-3 filed on July 26, 2001, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding intent, belief or current expectations of the Company and its management and are made in reliance upon the "safe harbor" provisions of the Securities Litigation Reform Act of 1995. Stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.

         Visionics Corporation is a provider of identification technologies and systems that employ "biometric" technology, which is the science of identifying individuals by measuring distinguishing biological characteristics. Through its respective business lines - live scan, FaceIt, IBIS and BNP- the Company delivers enabling technology, platforms, products and systems for biometric identification, with a specific focus on facial recognition and forensic-quality fingerprint identification.

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

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED JUNE 30, 2001

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

         The BNP, or Biometric Network Platform, is a technology framework for building scalable biometric solutions. It consists of network ready elements - hardware components, called Biometric Network Appliances ("BNA")s, programming logic for connecting the BNAs to each other or to standard security and information systems, and an enabling biometric technology whose functionalities are encapsulated in the BNA components. The core enabling biometric technology for the BNP is Visionics' FaceIt engine, however, the platform will support other biometrics including fingerprint. By combining the different BNAs with application-specific business logic, a wide range of scalable solutions - such as large database searching, surveillance and enterprise security - can be easily built.

         Visionics is engaged in a joint venture with Lakes Gaming, Inc., formerly known as Grand Casinos, Inc., named TRAK 21 Development, LLC, to develop, test and market an automated wagering tracking system based on technology developed by Visionics. This system is intended to track the betting activity of casino patrons playing blackjack.

OTHER GENERAL

         The law enforcement market and government procurement processes are subject to budgetary, economic and political considerations that vary significantly from state to state and among different agencies. These characteristics, together with the increasing level of competition within the live scan electronic fingerprint industry, have resulted (and are expected to continue to result) in an irregular revenue cycle for the Company.

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

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

subject to price adjustment, are non-cancelable and non-refundable. Revenue from sublicensing arrangements with significant post contract customer support (PCS) (in excess of one year), including enhancements and upgrades, where significant vendor specific objective evidence does not exist to allocate the fee to the software and PCS, is recognized along with the PCS ratably over the period during which PCS is expected to be provided. Revenue from maintenance and repair contracts is recognized over the period of the agreement. Service revenue is recognized when the related service is performed. The Company's standard terms of sale are payment due net in thirty days, f.o.b. Visionics Corporation Terms of sale and shipment may, however, be subject to negotiation and may affect the Company's timing and criteria for revenue recognition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Total revenue increased 79% to $8,072,000 for the three months ended June 30, 2001 compared to $4,501,000 in the same prior-year period. Live scan identification systems revenue increased 91% to $4,960,000 compared to $2,598,000 in the same prior-year period. The increase is primarily due to an increase in the number of live scan system installations, partially offset by a difference in product mix. These systems are primarily sold to government agencies. The nature of government markets and procurement processes result in unpredictable quarter-to-quarter fluctuations.

         Live scan maintenance revenue was $2,063,000 for the three months ended June 30, 2001 compared to $1,303,000 for the same prior-year period, an increase of 58%. This increase is due primarily to a larger installed base of live scan systems covered by maintenance agreements.

         FaceIt license revenue increased 22% to $548,000 for the three months ended June 30, 2001 compared to $450,000 for the same prior-year period. This increase is primarily due to an increase in license revenue generated from its subsidiary in the United Kingdom.

         FaceIt service revenue increased 235% to $500,000 for the three months ended June 30, 2001 compared to $149,000 for the same prior-year period. This increase is primarily due to custom development services provided under a United States government contract.

         Revenue from one customer in the three-month period ended June 30, 2001 accounted for 37% of total revenue, and revenues from one customer in the same prior-year period accounted for 15% of total revenue. Foreign revenue for the three-month period ended June 30, 2001 and 2000 was 4% and 3%, respectively, of total revenue.

         Overall gross margin for the three months ended June 30, 2001 and 2000 was 36% and 50%, respectively.

         Gross margin on live scan identification systems revenue was 38% for the three months ended June 30, 2001 compared to 53% in the same prior-year period. Gross margins benefited the prior-year period from a reduction in accrued installation costs applicable to a favorable change in an

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

equipment installation obligation, lower per-unit warranty costs and a favorable product mix. In addition, the Company recorded a charge for excess inventory during the current-year period that negatively impacted gross margin on live scan identification systems revenue by 3%.

         Live scan maintenance margin for the three months ended June 30, 2001 and 2000 was 25% and 28%, respectively. The maintenance staff does new installations as well as provides maintenance services. The Company has increased staffing in this area to accommodate the growing install base while still providing excellent installation services. When they are performing installation work their time is charged to identification cost of sales.

         Gross margin on FaceIt license revenue decreased to 73% for the three-month period ended June 30, 2001 from 89% during the same prior-year period due primarily to an increase in licensing administration costs.

         FaceIt service margin decreased to 21% during the current-year three-month period from 46% during the same prior-year period. The decrease in margin is due primarily to most of the services in the current-year three-month period are being provided for government contracts which have lower billable rates than commercial rates, along with an increase in personnel to accommodate the increase in custom development service contracts and potential opportunities.

         Sales and marketing expense for the three-month period ended June 30, 2001 was 14% of total revenue compared to 21% for the same prior-year period. The increase in sales and marketing absolute dollars is due primarily to personnel-related costs associated with the increase in revenue along with promotional activities for new product marketing. The Company expects sales and marketing expenses to be in a similar range to the current quarter for the remainder of the year.

         Engineering and development expense was 16% of total revenue for the three-month period ended June 30, 2001 compared to 30% of total revenue in the same prior-year period. The decrease in engineering and development expenses as a percentage of total revenue is due primarily to the increase in revenue. The decrease in absolute dollars is due primarily to an increase in billable customer contracts for FaceIt services, partially offset by an increase in new product development costs related to IBIS and for the development of the biometric network platform. Engineering expenses for the three-month period ended June 30, 2001 are net of $54,000 of costs related to a federally funded demonstration project grant. The Company expects engineering and development expenses to be in a similar range to the current quarter for the remainder of the year.

         General and administrative expenses for the three-month periods ended June 30, 2001 and 2000 were 13% and 19%, respectively, of total revenue. The decrease in general and administrative expenses as a percentage of total revenue is due primarily to the increase in revenue. The increase in absolute dollars is due primarily to personnel-related costs and professional services. The Company expects general and administrative expenses to be in a similar range to the current quarter for the remainder of the year.

         Non-recurring charges for the three-month period ended June 30, 2001 increased to $232,000 from $33,000 the same prior-year period. Non-recurring charges in the current-year period of

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

$153,000 are for the remaining lease commitments, net of anticipated sublease receipts, for cancellation of a sublease in the current period by an unrelated third party for a company-leased facility. The remaining non-recurring charges consist primarily of professional service costs associated with the merger activities.

         Other income, net decreased to $15,000 for the three months ended June 30, 2001 from $108,000 for the same prior-year period due primarily to a decrease in interest income from lower cash balances.

         The provision of income taxes of $27,000 for the current-year three-month period is due to state income taxes.

         The Company generated a net loss for the three-month period ended June 30, 2001 of $738,000, or $0.03 per share loss, as compared to a net loss of $863,000, or $0.04 per share loss, for the same prior-year period. The effect on the current-year three-month period for the non-recurring charges of $232,000 equates to a $0.01 per share loss.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

         Total revenue increased 30% to $22,314,000 for the nine months ended June 30, 2001 compared to $17,199,000 in the same prior-year period. Live scan identification systems revenue increased 9% to $13,072,000 compared to $11,998,000 in the same prior-year period due primarily to an increase in the number of live scan system installations.

         Live scan maintenance revenue increased 64% to $5,719,000 for the nine months ended June 30, 2001 compared to $3,489,000 for the same prior-year period. This increase is due primarily to a larger installed base of live scan systems covered by maintenance agreements.

         FaceIt license revenue increased 97% to $2,350,000 for the nine months ended June 30, 2001 compared to $1,191,000 for the same prior-year period. This increase is primarily due to a one-time license fee for use of FaceIt software for voter registration in Mexico and, to a lesser extent, an increase in revenue generated from its subsidiary in the United Kingdom.

         FaceIt service revenue increased 125% to $1,173,000 for the nine months ended June 30, 2001 compared to $521,000 for the same prior-year period. This increase is primarily due to custom development services provided under a United States government contract.

         Revenue from one customer in the nine-month period ended June 30, 2001 accounted for 22% of total revenue, and revenues from two customers in the same prior-year period accounted for 29% of total revenue. Foreign revenue for the nine-month period ended June 30, 2001 was 6% of total revenue compared to 4% the same prior-year period.

         Overall gross margin for the nine months ended June 30, 2001 and 2000 was 37% and 42%, respectively.

         Gross margin on live scan identification systems revenue was 34% for the nine months ended June 30, 2001 compared to 42% in the same prior-year period. Gross margins benefited the prior-

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

year period from a reduction in accrued installation costs applicable to a favorable change in an equipment installation obligation, lower per-unit warranty costs and a favorable product mix.

         Live scan maintenance margin for the nine months ended June 30, 2001 and 2000 was 25% and 27%, respectively.

         Gross margin on FaceIt license revenue decreased to 84% for the nine-month period ended June 30, 2001 from 93% during the same prior-year period due primarily to an increase in amortization of software development costs and licensing administration.

         FaceIt service margin decreased to 24% during the current-year nine-month period from 46% during the same prior-year period. The decrease in margin is due primarily to most of the services in the current-year period are being provided for government contracts which have lower billable rates than commercial rates, along with an increase in personnel to accommodate the increase in custom development service contracts and potential opportunities.

         Sales and marketing expense for the nine-month period ended June 30, 2001 was 15% of total revenue compared to 14% for the same prior-year period. The increase in sales and marketing absolute dollars is due primarily to costs in the current-year period associated with a subsidiary in the United Kingdom which commenced operations during part of the same prior-year period along an increase in personnel-related costs and promotional activities for new product marketing. The Company expects sales and marketing expenses to be in a similar range to the current quarter for the remainder of the year.

         Engineering and development expense was 16% and 17%, respectively, of total revenue for the nine-month periods ended June 30, 2001 and 2000. The increase in absolute dollars is due primarily to an increase in new product development costs related to IBIS and for the development of the biometric network platform. Engineering expenses for the nine-month periods ended June 30, 2001 and 2000 are net of $289,000 and $363,000, respectively, of costs related to a federally funded demonstration project grant. The Company expects engineering and development expenses to be in a similar range to the current quarter for the remainder of fiscal 2001.

         General and administrative expenses for the nine-month periods ended June 30, 2001 and 2000 were 13% and 16%, respectively, of total revenue. The decrease in general and administrative expenses as a percentage of total revenue is due primarily to the increase in revenue. The increase in absolute dollars of general and administrative expenses is due primarily to an increase in personnel-related costs and professional services. The Company expects general and administrative expenses to be in a similar range to the current quarter for the remainder of the year.

         Non-recurring charges for the nine-month period ended June 30, 2001 and 2000 were $2,201,000 and $33,000, respectively. The non-recurring charges consist primarily of professional service costs associated with the merger activities with Visionics Corporation. Non-recurring charges in the current-year quarter of $153,000 are for the remaining lease commitments, net of anticipated sublease receipts, for cancellation of a sublease in the current period by an unrelated third party for a company-leased facility.

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Other income, net decreased to $117,000 for the nine months ended June 30, 2001 from $291,000 for the same prior-year period due primarily to a decrease in interest income from lower cash balances.

         The provision of income taxes of $123,000 for the current-year nine-month period is due primarily to foreign taxes related to the license revenue applicable to a sale in Mexico and, to a lesser extent, state income taxes. The benefit of income taxes in the amount of $38,000 in the nine-month period ended June 30, 2000 relates to reversal of income taxes accrued prior to the merger.

         The Company incurred a net loss for the nine-month period ended June 30, 2001 of $5,225,000, or $0.22 per share loss, as compared to a net loss of $612,000, $0.03 per share loss, for the same prior-year period. The effect on the current-year period for the non-recurring charges of $2,201,000 equates to a $0.09 per share loss.

INFLATION

         The Company does not believe inflation has significantly affected revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

         At June 30, 2001, the Company had carryforwards of net operating losses of approximately $41,000,000 that may allow the Company to reduce future income taxes that would otherwise be payable. The carryforwards are subject to the limitation provisions of Internal Revenue Code sections 382 and 383. These sections provide limitations on the availability of net operating losses and credits to offset current taxable income and related income taxes when an ownership change has occurred. The Company's initial public offering in December 1990 resulted in an ownership change pursuant to these provisions and, accordingly, the use of approximately $3,300,000 of the above carryforwards is subject to an annual limitation, estimated at $350,000. At this time the remaining net operating loss limitation with respect to the 1990 ownership change is approximately $375,000. Any future ownership change could create a limitation with respect to loss carryforwards not currently subject to an annual limitation. Approximately $3,055,000 of the $41,000,000 net operating loss carryforwards relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $1,222,000 credited to additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     The Company established an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with Associated Bank Minnesota. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire on December 31, 2001. There were no borrowings under this line at June 30, 2001.

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         At June 30, 2001, the Company had $7,695,000 in cash and cash equivalents and $81,000 of restricted cash. Historically, the Company has been reliant on the availability of outside capital to sustain its operations. Management believes that cash, cash equivalents, and other working capital provided from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements of the Company's business as it has existed historically. On June 29, 2001 the Company closed on a private placement offering of common stock and warrants with total net proceeds to the Company of approximately $5.5 million. To fully exploit the opportunities presented by the merger between Digital Biometrics, Inc. and Visionics Corporation, such as joint product development and entry into new markets, additional capital may be required. There can be no assurance, however, that the financing necessary to pursue the Company's business plan will be available on terms acceptable or favorable to Visionics, or on any terms. If Visionics fails to obtain such financing, its business prospects and the market price of Visionics' common stock may be materially adversely affected.


ANALYSIS OF CASH FLOWS FROM OPERATIONS

         Net cash used in operating activities was $909,000 for the nine months ended June 30, 2001 compared to $336,000 in the same prior-year period. The decrease in cash flow from operating activities resulted primarily from the net loss incurred during the current-year period and an increase in inventory, partially offset by a decrease in accounts receivable balances.

         Net cash used in investing activities decreased to $756,000 for the nine months ended June 30, 2001 from $986,000 the same prior-year period due primarily to a decrease in capitalized software development costs, partially offset by an increase in the purchase of computer equipment and for leasehold improvements.

         Net cash provided by financing activities was $5,725,000 for the nine-month period ended June 30, 2001 compared to $966,000 during the same prior-year period. Cash from financing activities during the current-year period was provided primarily from a private placement of common stock that closed on June 29, 2001, and to a lesser extent, stock option exercises.

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED JUNE 30, 2001



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to foreign currency exposure, primarily with the British Pound and the Euro. At June 30, 2001 the Company's exposure to foreign currency fluctuations is not significant and primarily related to the Company's translation adjustment to convert its United Kingdom subsidiary into U.S. dollars.

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

         (a)      Not applicable.
         (b)      Not applicable.
         (c)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company held its Annual Meeting of Stockholders on July 26, 2001. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 as amended. At the meeting, sufficient favorable votes were cast to approve the following management proposal:


         o Adopt an Amendment to the 1998 Stock Option Plan to increase the number of shares of common stock authorized for issuance thereunder from 1,400,000 to 3,400,000. The results of the vote on this proposal were 12,728,935 shares voted for approval; 1,367,201 shares voted against; 153,627 shares abstaining and no broker non-votes.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  (a)  EXHIBITS

              Exhibit 10.19 Change in Terms Agreement dated June 29, 2001 between the Company and Associated Bank Minnesota.

         (b)  REPORTS ON FORM 8-K

                  On April 27, 2001 and June 29, 2001 the Company filed amended current reports on Form 8-K/A providing supplemental financial information pertaining to the merger between Digital Biometrics, Inc. and Visionics Corporation.

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




                                             VISIONICS CORPORATION
                                             ---------------------
                                                  (Registrant)




August 14, 2001                              /s/ Robert F. Gallagher
                                             -----------------------------------
                                             Robert F. Gallagher
                                             Chief Financial Officer