Form 10-K405
period 2001-09-30
VISIONICS CORP
filed 2001-12-27
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended       September 30, 2001
                         -------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number:               0-18856
                       ---------------------------------------------------------


                              VISIONICS CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                     41-1545069
            --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

5600 Rowland Road, Minnetonka, Minnesota    55343         (952) 932-0888
---------------------------------------------------       --------------
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

     Common Stock, $.01 par value       November 30, 2001 - 28,425,355 shares
     ----------------------------       -------------------------------------
               (Class)                            (Outstanding)

The aggregate market value of Common Stock held by non-affiliates as of November 30, 2001: $324,564,654

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the proxy statement for the 2002 Annual Meeting of Stockholders to be held during the first half of calendar 2002 have been incorporated by reference in response to Items 10, 11, 12 and 13 of Part III.

                                TABLE OF CONTENTS
                                    FORM 10-K


                                                                            Page
                                                                            ----

                                     PART I

Item  1.  Business                                                             3

Item  2.  Properties                                                           9

Item  3.  Legal Proceedings                                                   10

Item  4.  Submission of Matters to a Vote of Security Holders                 10

                                     PART II

Item  5.  Market for the Registrant's Common Equity and Related Stockholder
          Matters                                                             11

Item  6.  Selected Financial Data                                             11

Item  7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               13

Item  8.  Consolidated Financial Statements and Supplementary Data            27

Item  9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                46

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  46

Item 11.  Executive Compensation                                              46

Item 12.  Security Ownership of Certain Beneficial Owners and Management      46

Item 13.  Certain Relationships and Related Transactions                      46

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K      47

                                     PART I

ITEM 1.     BUSINESS

GENERAL

     Effective February 16, 2001, Digital Biometrics, Inc. merged with Visionics Corporation, now named Visionics Technology Corporation. Effective with the merger, Digital Biometrics, Inc. changed its name to Visionics Corporation.

     Visionics Corporation ("Visionics" or "Company") is in the business of empowering identification through the use of biometrics, the science of identifying individuals by measuring distinguishable physical or behavioral characteristics. The Company is a leading provider of biometric technologies and identification information systems that employ "biometric" technology. Biometrics is used to determine physical access or logical access. Our biometric identification technology, systems and information technology services enable customers to identify individuals for physical or logical access; help commercial employers and government agencies to conduct background checks on applicants for employment or permits; or verify identity for the purposes of issuing identification documents, conducting transactions, or conducting criminal investigations. Our product and service offerings include computer-based face recognition, fingerprinting, and photographic systems, software tools, multi-media data storage and communications servers, and the systems integration and software development services required to deploy and use these systems.

     We have evolved from essentially a single-product live scan hardware supplier to an identification information systems company. We have two established product lines and two product lines in various stages of development.

     FINGERPRINT LIVE SCAN - These systems combine patented, high-resolution optics and specialized hardware and software with industry-standard computers. They capture, digitize and transmit forensic-grade fingerprint images and related data to large-scale databases. The database systems, along with fingerprint matching algorithms, are maintained on equipment supplied by other vendors called Automated Fingerprint Identification Systems ("AFIS"). Images submitted to these databases must be in compliance with federally mandated image quality standards. If an AFIS finds a match, the Company's systems will receive a return message of the identity and background of the individual being checked. Visionics' live scan systems are normally configured in network environments. The integration of our systems into complex information networks is frequently crucial to the delivery of the appropriate information to meet a customer's requirements. Our TENPRINTER(R) and FingerPrinter CMS live scan systems are used by government agencies, law enforcement, airports, banks and other commercial institutions in the U.S. to identify suspects and manage information on individuals, and help commercial employers and government agencies to conduct background checks on applicants for employment or permits.

     FACEIT(R) FACE RECOGNITION - FaceIt(R) is an award-winning facial recognition software engine that allows computers to rapidly and accurately detect and recognize faces. FaceIt(R) is a core technology that enables a broad range of products and applications built by developers and partners (original equipment manufacturers "OEMs", value-added resellers "VARs" and system integrators). These include enhanced CCTV systems, identity fraud applications and authentication systems for information security, access control, travel, banking and e-commerce. Our FaceIt(R) technology product offerings include software development toolkits, run-time licenses and application software. FaceIt(R) technology partners include IBM Informix and EDS.

     IDENTIFICATION BASED INFORMATION SYSTEM ("IBIS") - IBIS is a patented wireless, real-time mobile identification system that combines expertise in biometric capture and connectivity. The system is capable of capturing photographs and forensic quality fingerprints for transmission to law enforcement and other legacy databases. IBIS is comprised of software tools, multi-media data storage and communications servers, and the systems integration and software development services that are required to implement identification management systems. A complete management reporting database and audit trail is included. The IBIS system has been undergoing testing in Hennepin County, Minnesota and in the cities of Redlands and Ontario in California.

     BIOMETRIC NETWORK PLATFORM ("BNP") - The BNP is a development stage technology framework for building scalable biometric solutions. The BNP is made up of the following:

     Biometric Network Appliances ("BNAs") - BNAs are individual hardware components within the BNP platform. Each component is dedicated to performing a specific task such as capturing a facial image, creating a biometric template, and matching the images against a database. Each BNA within a network contains programming logic for connecting to each other or to standard security and information systems. Today the BNAs are enabled by the Company's FaceIt(R) technology, however, eventually we intend to support other biometrics including fingerprint.

     Application-Specific Business Logic - While the BNAs are dedicated to performing one specific task surrounding identification, the business logic tells what action should be taken based on either a match being made or not. For example, in some applications, a positive match may allow someone to gain access to an area, while in another application, it may restrict access of the person identified.

     By combining the different BNAs with application-specific business logic, a wide range of scalable solutions - such as large database searching, surveillance and enterprise security - can be easily built. The Company has developed an off-the-shelf system based on the BNP, called FaceIt(R) ARGUS, for surveillance applications in order to meet market demand and help promote the BNP concept overall. The Company expects its partners to develop other scalable applications using the BNAs by creating their own application-specific business logic.

     During fiscal 2001, approximately 85% of the Company's revenues were derived from sales of live scan fingerprinting systems and related products and services and 15% from face recognition license fees, products and services. Approximately 85% of customer accounts receivable at September 30, 2001 were from government agencies, of which 54% was from three customers. For the last three fiscal years, revenue from one customer accounted for 26% of total revenues in 2001, revenue from two customers accounted for 32% of total revenues in 2000, and revenue from two customers accounted for 38% of total revenues in 1999. Export revenues were 6%, 2% and 4% of total revenues, respectively, for those three fiscal years.

OTHER

     Visionics' sales have historically included large purchases by a relatively small number of customers. This concentration of sales among few relatively large customers is expected to continue in the foreseeable future. Furthermore, the nature of government markets and procurement processes is expected to result in continued quarter-to-quarter fluctuations in Visionics' revenues and earnings, which are and will continue to be difficult to predict.

     Visionics was incorporated in Minnesota in 1985 under the name C.F.A. Technologies, Inc., was reincorporated in Delaware in 1986 and changed its name to Digital Biometrics, Inc. in 1990 and to Visionics Corporation in February 2001. The Company is co-headquartered at One Exchange Place, Jersey City, New Jersey 07302 and 5600 Rowland Road, Minnetonka, Minnesota 55343, and its telephone numbers are (201) 332-9213 and (952) 932-0888, respectively.

MARKETS

     The markets for empowering identification are evolving. As is often the case with new technologies, government sectors are the first adopters. Fingerprint identification for employees, applicants and criminals seems to be well accepted. In addition to forensic quality fingerprinting, there appears to be a growing need for all types of biometric identification for controlling physical and, to a lesser extent, logical access. However, this is not a well-established market and customers are trying to distinguish between the capabilities of various biometric technologies including non-forensic quality fingerprinting, iris-scanning, and facial recognition. Large-scale adoption of biometrics has been limited because each technology suffers from limiting factors that, to date, have not met customer expectations for many large-scale applications. Competition for market share has not been alternative biometrics, but rather, traditional methods like keys, cards, security personnel, PIN codes, proximity cards, or a combination thereof. Key to biometric adoption is accuracy, cost and convenience. Accuracy is generally defined by "False Acceptance Rate" ("FAR"), accepting someone you did not intend to accept, and by "False Rejection Rate" ("FRR"), rejecting someone you did not intend to reject. Although non-forensic quality fingerprint systems are inexpensive, the low cost sensors have suffered from accuracy problems. While this can be solved with higher cost sensors, customers have been unwilling to buy these in significant quantities. Iris scanning is extremely accurate, but has not had large-scale adoption due to inconvenience and high costs. Facial recognition has not had large-scale adoption because of accuracy limitations. While facial recognition suffers from accuracy problems primarily due to environmental conditions, in certain applications it competes with the human ability to remember faces and, consequently, can offer a unique solution for many applications. The market size for biometrics will be determined by the customer's unwillingness to accept alternatives that can be shared (such as cards, personal identification number ("PIN") codes, etc.) and advancements made in biometric technologies including accuracy, costs and convenience. Today Visionics focuses primarily on the following markets:

Law Enforcement

     State and local law enforcement agencies have adopted live scan as a standard method for submitting fingerprints to an Automated Fingerprint Identification System ("AFIS"). Many small agencies still do "paper-and-ink" fingerprinting, but we expect this to change as communication networks become more readily available and their costs are reduced. Live scan systems are generally priced between $30,000 and $80,000 per unit, but a customer must also pay for the network connections and ongoing system maintenance. Live scan has been widely adopted within the U.S. and future sales will be derived from deeper market penetration into smaller agencies and from replacing older units already fielded. While there is an international market for live scan, the Company does not see this as a significant market due to language, connectivity, and database issues.

     We expect the majority of IBIS sales to be derived from these customers as well and to follow a similar adoption pattern to live scan where larger agencies deploy it first before smaller agencies consider adoption. We expect the majority of earlier adopters will require federal or state funding. An initial installation of IBIS may cost between $300,000 to $800,000 for a limited number of handheld units depending on existing wireless communication infrastructure and the type of AFIS an agency may have. It is anticipated that, once an IBIS system is established within an area, additional handheld units may be added without significant infrastructure investment. The initial handheld units are expensive to produce and may require additional engineering to reduce production costs and to assess the features and functionality. The Company will undertake this effort after assessing results and feedback from early adopters. Eventually, we expect IBIS sales to meet or exceed live scan sales.

     FaceIt(R) is sold to these customers through our partners in conjunction with mug-shot database systems. It enables the customer to do a search against the database to try and establish someone's identity. We are paid a royalty for each application sold depending on the size of the database. We expect individual sales to be between $25,000 and $250,000. This application is relatively new and it is difficult to determine its market potential.

     The BNP based, ARGUS surveillance system, is of interest to these customers. It can provide real time identification in surveillance operations. Since ARGUS was introduced on October 1, 2001, it is difficult to determine its potential within this market.

Federal Government

     The Company is currently selling all its product lines to various branches of the federal government. Some of the larger customers today include the Immigration and Naturalization Services ("INS"), U.S. Customs, Department of Justice, Defense Advanced Research Agency ("DARPA"), U.S. State Department, United State Postal Service, and Department of Transportation. Our systems are used to enable such applications as employee background checks, applicant processing and criminal identification. Additionally, we are participating in DARPA's "Human I.D. at a Distance" program which is advancing the state of the art in facial recognition systems.

     Given the events of September 11, 2001, we see acceleration in the growth of this market. For example, the Federal Aviation Administration ("FAA") has accelerated its requirements to do fingerprint background checks for all airport employees. Congress has passed various pieces of legislation providing for testing and deploying biometric technologies. We see higher interest in biometric solutions from airports, ports, border patrol, customs, etc. There is a clear need for more positive identification. The Company is working closely with potential customers to define specific applications and solutions. This is clearly an important and emerging market. We expect this market will spur growth across all Visionics' product lines.

Commercial Entities

     There is a growing need to provide identification systems in various commercial businesses. Unlike the government sector, large-scale adoption of identification systems by commercial entities will be driven by providing the customer with a clearly defined return on investment ("ROI").

     FINANCIAL INSTITUTIONS - Financial institutions including banks, securities firms, insurance companies, are all doing more automated employee background checks. We are also seeing an interest from this customer base in the ARGUS facial surveillance systems for certain applications. Additionally, these customers seem willing to pilot biometric solutions, particularly for logical access, but at the present time Visionics does not feel it has a solution that will meet most customers combined criteria involving cost, convenience and accuracy.

     GAMING INDUSTRY - Visionics offers both employee and customer identification systems to the gaming industry. Gaming industry firms use live scan to perform employee background checks. Facial systems are used to identify card cheats by comparing them against existing databases.

     NUCLEAR POWER - Employee background checks are important in nuclear power plants. In addition, these entities are considering FaceIt(R) ARGUS in response to the events of September 11. It is more difficult to provide a clear ROI on FaceIt(R) ARGUS since it is a prevention tool analogous to putting in a sprinkler system for reducing the costs from a fire - the cost savings is only known on an after-the-fact basis.

     OTHER - The Company has seen interest from hospitals resulting from to the Healthcare Insurance Portability and Accountability Act ("HIPAA") legislation in providing a logical access solution. Additionally, hospitals and pharmaceutical companies have shown interest in doing employee fingerprint background checks. Schools have shown increasing levels of interest in conducting employee background checks and several have considered piloting FaceIt(R) ARGUS surveillance systems as part of a physical access control system. Retailers, malls, large buildings, various public venues such as sports stadiums are considering whether or not a biometric solution can enhance their business. Again, the ROI is more difficult to prove when a system is purchased as a prevention tool. Visionics will work with specific companies to establish reference implementations and help the customer establish the potential benefits.

International

     Visionics has a small office in the United Kingdom. Most of Visionics' international sales are FaceIt(R) software through strategic partners. Currently, we sell very little hardware outside the United Sates due to language considerations. Looking forward we see a strong international market that may embrace biometrics more readily in the long-term. However, the events of September 11, 2001 have made expanding our international presence a secondary focus behind the United States. We will therefore continue to pursue international opportunities, primarily through our strategic partners.

DISTRIBUTION CHANNELS

     The Company uses a combination of direct sales, value-added resellers and partners.

Direct

     The Company has a direct sales force to sell its live scan and IBIS products. The customer base is relatively small and known. The live scan and IBIS technology integrates into network systems and requires knowledge of the application and customers' systems. For certain initial implementations of the BNP, the Company will also use a direct sales force. The purpose of this is to push market adoption and obtain reference implementations. This will help establish the market and help partners and resellers see the value of the system.

Reseller

     The Company has established resellers to assist in the sale of BNPs within certain markets. It is anticipated that BNP-based solutions (such as FaceIt(R) ARGUS) will be part of a security solution and often will need to be integrated with other equipment and into an existing system. The reseller channel will provide the customer contact and the necessary systems integration skills. Resellers purchase products from the Company at a discount off Visionics' list pricing.

Partners

     Visionics' strategic partners use the FaceIt software developer kit to develop specific applications. Visionics anticipates that the partners will develop application specific business logic to combine with BNA's for various applications. We expect some partners will invest in additional hardware encapsulation of the FaceIt(R) software for specific application. Partners pay a license fee for use of the technology based on, for example, the number of software seats sold or the size of the database being used. License fees can range from a low of a few dollars per unit for a screen saver application on laptops to nearly $1 million, as in the case where we granted an unlimited use license for Mexican voter registration.

COMPETITION

     In the live scan business we have four primary competitors: Identix (Trading on the NASDAQ: IDNX), Printrak (part of Motorola), Heimann (a German subsidiary of Rheinmetall AG) and Crossmatch (privately-held). All the companies meet Image Quality Standards established by the Federal Bureau of Investigation and, consequently, this is a very competitive market. We believe our competitive advantage is our existing installed base and a highly responsive customer service/maintenance organization. We are the largest provider of live scan equipment.

     IBIS is a patented mobile wireless fingerprint capture and photo system. The market for such a device is in its infancy and, therefore, our competition is not well defined. Some of the live scan competitors have smaller devices capturing fingerprints, but not the combination of photo and finger.

     Facial recognition is an emerging market. As such, today no one has substantial sales in this market. The primary competitor today is Viisage Technologies (Trading on the NASDAQ: VISG) who's primary customers have been government agencies with particular penetration in Departments of Motor Vehicles. We believe our competitive advantage is the BNP allowing large database searches from multiple cameras linked together through existing networks or the Internet.

     While we do not see any other significant competitor today, many companies appear to be working on similar technology. We believe the advanced stage of our development along with our relative size gives us a competitive advantage over any additional company they may emerge.

ASSEMBLY, INSTALLATION AND MAINTENANCE

     Visionics' hardware products are assembled from purchased components at its facility in Minnetonka, Minnesota. The time required for delivery of standard products averages approximately 30 to 45 days from the date the purchase order is received. Delivery of non-standard products with customer-unique features and/or functionality will vary depending upon the level of engineering development required.

     Visionics employees perform virtually all installations of Visionics' live scan products. Installation frequently requires implementation by Visionics employees into customer network configurations, many of which are complex. We expect to train partners and resellers to install BNAs.

     Visionics offers various levels of maintenance service for its equipment, which are provided primarily by Company employees. Maintenance service contracts are typically sold separately from the hardware and software products.

SUPPLIERS

     Visionics buys substantially all system components from outside suppliers for assembly and testing by Visionics. Some of these components are designed by Visionics and are custom manufactured to its specifications. Visionics may specify parts used in such components. Visionics inspects and tests incoming parts and components, and conducts test and burn-in procedures on assembled finished products. Certain components used in manufacturing the Company's live scan systems are currently supplied by a single vendor to obtain volume economies. Secondary sources are available but would take several months to bring into production. Delays in product deliveries to customers could occur until the secondary sources are secured.

INFORMATION TECHNOLOGY SERVICES

     Visionics has offered software development and integration services to a limited number of customers directly and through its wholly owned subsidiary, Integral Partners, Inc. There were no integration services generated from Integral Partners, Inc. in fiscal 2001 or 2000. Integral Partners, Inc. had sales of $259,000 in fiscal 1999 for systems integration consulting in commercial applications unrelated to identification. Integral Partners, Inc. was dissolved on September 29, 2000.

PROPRIETARY TECHNOLOGY

     Visionics owns federally registered trademarks for the marks FaceIt, FaceIt, Security with a Human Face, TENPRINTER, Visionics and Your Face is Your Password. Visionics has applied for trademark registration for Empowering Identification, Face the Future, FaceGrabber, FaceIt ARGUS, FaceIt Sentinel and IBIS.

     Visionics owns several U. S. patents and has U. S. patent applications pending with respect to the technology currently employed in its products. Visionics has also filed for patent protection in several foreign countries. Although additional features of Visionics' products may be patentable, Visionics has chosen to preserve these features as trade secrets rather than applying for patent protection. Visionics has entered into confidentiality agreements with all its employees and independent consultants who have access to confidential information.

EMPLOYEES

     On November 30, 2001, the Company employed 199 persons on either a full-time or part-time basis, none of whom is represented by a union. Of these persons, seven have general management responsibilities and the remainder perform sales, marketing, engineering, customer service, assembly, or administrative functions. The Company utilizes additional individuals to perform services on a part-time or consulting basis as needed. Personnel will be hired in the future as the Company deems necessary. The Company believes that its employee relations are good.

     All Visionics employees have executed agreements that provide for the ownership by the Company of inventions developed using the Company's resources.

ITEM 2.     PROPERTIES

     Visionics does not own any real estate. The Company is co-headquartered in Minnesota and New Jersey. The Company's Minnesota office and manufacturing facility is located in approximately 55,000 square feet of space in an industrial park at 5600 Rowland Road in Minnetonka. The space is occupied under a lease expiring on March 31, 2008, and is believed to be adequate for the Company's current business needs.

     The Company leases approximately 10,000 square feet of space at One Exchange Place, Jersey City, New Jersey. This space is occupied under a lease expiring in May 2006.

     The Company leases approximately 8,000 square feet of space in a facility in Maple Grove, Minnesota under an operating lease expiring in June 2003. The Company subleases this office space to a third party.

     The Company has a customer service and sales office in Ontario, California, in approximately 5,600 square feet of space in an industrial office park. This space is occupied under a lease expiring in May 2002. The Company has a sixty-nine month lease agreement for a different facility of approximately 9,600 square feet of space in Ontario, California with an estimated commencement date of March 1, 2002.

     Visionics Ltd., a wholly owned subsidiary, is located at Cirencester Business Park, Love Lane, Cirencester, Gloucestershire in the United Kingdom operating as a sales office. The Company has a sixty-month lease agreement for this facility that expires in 2006.

ITEM 3.     LEGAL PROCEEDINGS

     There are no material lawsuits pending or, to the Company's knowledge, threatened against Visionics Corporation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As disclosed in the Company's filing of Form 10-Q on August 14, 2001, the Company held its Annual Meeting of Stockholders on July 26, 2001. Proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 as amended. At the meeting, sufficient favorable votes were cast to approve the following management proposal:

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

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

     MARKET INFORMATION. The Company's common stock is traded on The Nasdaq National Market under the symbol "VSNX." High and low closing price information for each quarter for the past two fiscal years is as follows:

                                                                High       Low
                                                                ----       ---
                  Fiscal Year ended September 30, 2001
                       First Quarter                          $ 6.75     $ 2.94
                       Second Quarter                           6.47       3.94
                       Third Quarter                            6.40       3.69
                       Fourth Quarter                          13.91       4.27

                  Fiscal Year ended September 30, 2000
                       First Quarter                          $ 4.63     $ 2.75
                       Second Quarter                           9.13       3.81
                       Third Quarter                            7.63       3.50
                       Fourth Quarter                           6.25       3.88

     As of November 30, 2001, the Company had an aggregate of approximately 25,400 record holders and beneficial holders of its common stock. The closing price of its common stock on November 30, 2001, as reported by The Nasdaq National Market System was $12.70.

     DIVIDEND POLICY. The Company has never paid a dividend on its common stock and it is not anticipated that dividends will be paid in the foreseeable future. The Company intends to retain any profits for operating purposes.

     TRANSFER AGENT. The Transfer Agent and Registrar for the Company's common stock is Wells Fargo Bank, Minneapolis, Minnesota.


ITEM 6.     SELECTED FINANCIAL DATA

     The following selected financial data of the Company as of and for each of the years in the five-year period ended September 30, 2001 has been derived from the Company's consolidated financial statements. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. Effective February 16, 2001, Digital Biometrics, Inc. ("DBI") merged with Visionics Corporation ("Subsidiary" or "VTC"). In connection with the merger, DBI changed its name to Visionics Corporation, (the "Company" or "Visionics"). The accompanying financial statements reflect the combined results of DBI and Visionics Corporation under the pooling of interests method of accounting for all periods presented. The presentation has the effect of including Subsidiary's results of operations for the three months ended December 31, 1999 in the consolidated statements of operations for both the years ended September 30, 2000 and 1999. VTC had revenues of approximately $400,000 and a net loss of approximately $440,000 for the three months ended December 31, 1999. The fiscal years ended September 30, 1999, 1998 and 1997 for DBI have been combined with the calendar years of VTC and Visionics Ltd.

                                                                          YEAR ENDED SEPTEMBER 30,
                                              --------------------------------------------------------------------------------
                                                  2001             2000             1999             1998             1997
                                                  ----             ----             ----             ----             ----
STATEMENT OF OPERATIONS DATA:

Revenues                                      $ 30,473,060     $ 25,575,060     $ 24,822,564     $ 13,214,436     $ 12,558,147
Cost of revenues                                19,285,372       15,477,688       15,255,563        8,980,053        8,811,271
Cost of revenues - non-recurring charges                --               --               --               --        1,529,118
                                              --------------------------------------------------------------------------------
   Gross margin                                 11,187,688       10,097,372        9,567,001        4,234,383        2,217,758
                                              --------------------------------------------------------------------------------

Expenses:
   Selling, general and development             13,481,998       11,058,234        9,507,355        9,102,321        8,044,853
   Non-recurring charges                         2,111,761          300,162               --               --          330,319
                                              --------------------------------------------------------------------------------
     Total expenses                             15,593,759       11,358,396        9,507,355        9,102,321        8,375,172
                                              --------------------------------------------------------------------------------

Income (loss) from operations                   (4,406,071)      (1,261,024)          59,646       (4,867,938)      (6,157,414)
Other income (expense)                             173,520          355,618         (130,849)        (684,377)         (80,560)
                                              --------------------------------------------------------------------------------

Loss before income taxes                        (4,232,551)        (905,406)         (71,203)      (5,552,315)      (6,237,974)
Provision for (benefit of) income taxes            123,054          (37,538)          56,974         (123,000)              --
                                              --------------------------------------------------------------------------------

Loss before accounting change                   (4,355,605)        (867,868)        (128,177)      (5,429,315)      (6,237,974)
Cumulative effect of change in accounting
   principle                                    (1,435,652)              --               --               --               --
                                              --------------------------------------------------------------------------------

Net loss                                      $ (5,791,257)    $   (867,868)    $   (128,177)    $ (5,429,315)    $ (6,237,974)
                                              ================================================================================

Net loss per common share                     $      (0.24)    $      (0.04)    $      (0.01)    $      (0.29)    $      (0.40)
                                              ================================================================================

Weighted average common shares                  23,677,228       22,840,110       21,002,687       18,623,263       15,654,478
                                              ================================================================================

                                                                            AS OF SEPTEMBER 30,
                                              --------------------------------------------------------------------------------
                                                  2001             2000             1999             1998             1997
                                                  ----             ----             ----             ----             ----
BALANCE SHEET DATA:

Cash, cash equivalents and restricted cash    $  9,797,687     $  3,623,574     $  6,302,473     $  3,971,638     $  1,915,335
Accounts receivable, net                         6,704,761        9,779,796        7,713,327        4,546,995        5,161,356
Inventory                                        5,999,894        3,900,754        2,972,998        2,848,421        2,294,593
Working capital                                 12,131,156        9,746,190        9,534,228        6,940,295        6,068,705
Total assets                                    25,415,879       19,905,803       19,158,763       13,091,427       10,827,140
Long-term obligations                            1,115,006          543,850        1,099,063        1,059,957               --
Total liabilities                               11,939,039        8,370,872        8,807,285        5,701,418        3,655,981
Stockholders' equity                            13,476,840       11,534,931       10,351,478        7,390,009        7,171,159

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

     The principal business of Visionics Corporation is the development, manufacture, marketing and integration of computer-based products and services for the identification of individuals. The Company's products enable the association of human action with their identity through biometrics. The Company is a leading provider of identification information systems that employ "biometric" technology, which is the science of identifying individuals by measuring distinguishing biological characteristics. Visionics' biometric identification systems and information technology services enable law enforcement and other government agencies to identify and manage information about individuals, and help commercial employers and government agencies to conduct background checks on applicants for employment or permits. Visionics' offerings include computer-based face recognition, fingerprinting and photographic systems, software tools, multi-media data storage and communications servers, and the systems integration and software development services required to implement identification management systems. The Company also provides maintenance and support services for its product offerings.

     The Company generally recognizes product revenue on the date of installation, although recognition may from time to time occur at a different time based on the terms of specific customer contracts. Software license revenue is recognized when all of the following conditions have been satisfied: completion of a written license arrangement; delivery of the software with no significant post delivery obligations of the Company; the license fee is fixed or determinable; and payment is due within one year and collection is probable. Revenue for professional service contracts and systems integration service is recognized using the percentage of completion method, completed contract method or on a time-and-materials basis. Revenues from maintenance and repair contracts are recognized over the life of the contract on a straight-line basis. Service revenues are recognized when the related services are performed. The Company's standard terms of sale are payment due net in thirty days, f.o.b. Visionics. Terms of sale and shipment for certain procurements by municipal or other government agencies may, however, be subject to negotiation which consequently may affect the Company's timing and criteria for revenue recognition.

RESULTS OF OPERATIONS

MERGER

         Effective February 16, 2001, Digital Biometrics, Inc. ("DBI") merged with Visionics Corporation. In connection with the merger, DBI changed its name to Visionics Corporation, (the "Company" or "Visionics"). The accompanying financial statements reflect the combined results of DBI and Visionics

Corporation under the pooling of interests method of accounting. The presentation has the effect of including VTC's and Visionics Ltd.'s results of operations for the three months ended December 31, 1999 in the consolidated statements of operations for both the years ended September 30, 2000 and 1999. VTC had revenues of approximately $400,000 and a net loss of approximately $440,000 for the three months ended December 31, 1999. The fiscal years ended September 30, 1999, 1998 and 1997 for DBI have been combined with the calendar years of VTC and Visionics Ltd. The Company incurred $2,011,000 and $300,162 of merger related expense in the years ended September 30, 2001 and 2000, respectively, which were recorded as non-recurring charges.

SAB 101 IMPACT

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. In October 2000, the SEC provided interpretive guidance for SAB 101. Effective October 1, 2000 the Company changed its method of accounting for certain identification systems revenue based on the guidance provided in SAB101. Since most of the equipment the Company sells includes installation provided by the Company a significant portion of revenue recognition is deferred until installation, particularly where the equipment is integrated to an outside network. Prior to October 1, 2000 the Company generally recognized product revenue on the date of shipment for orders which were f.o.b. origin and upon delivery for f.o.b. destination. The Company recorded a $1,436,000 cumulative effect of accounting change in the three-month period ended December 31, 2000. Under change in accounting principle, $3,890,000 of revenue recorded in periods prior to October 1, 2000 was recorded as revenue again as the equipment was installed in 2001. Deferred revenue at September 30, 2001 includes $3,371,000 for live scan identification systems that have shipped prior to year-end but have not yet been installed. There were no accrued installation costs at September 30, 2001 since installation costs are recorded as cost of revenue when incurred. This compares to $481,000 of accrued installation costs at September 30, 2000 under the previous method of revenue recognition. Accrued warranty costs are recorded at time of revenue recognition. Accrued warranty costs at September 30, 2001 of $135,000 compare to $302,000 at September 30, 2000. The decrease is due to the change in accounting which defers revenue and cost recognition until the installation has occurred as compared to at date of shipment in the earlier fiscal year.

     Total deferred revenue at September 30, 2001, current and long-term portions, increased $4,287,000 from September 30, 2000. The increase was primarily due to $3,371,000 of deferred revenue resulting from revenue recognition under SAB101 and the remainder from an increase in live scan maintenance contracts covering future periods. Billings for maintenance contract coverage periods vary by customer and are difficult to predict.

FISCAL 2001 COMPARED TO FISCAL 2000

     Total revenue in 2001 of $30,473,000 increased 19% from 2000 revenue of $25,575,000. The increase in total revenue was due primarily to a 56% increase or $2,841,000 in live scan maintenance revenue, a 69% increase or $1,218,000 in FaceIt license revenue and a 70% increase or $612,000 in FaceIt service revenue. The increase in live scan identification systems revenue to $18,093,000 in 2001 from $17,867,000 in 2000 resulted from a 20% increase in the number of live scan systems included in revenue, partially offset by product mix, volume discounts and a decrease in integration and professional services revenue including custom software development. Live scan maintenance revenue increased to $7,914,000 in 2001 from $5,074,000 in 2000, due primarily to a larger installed base of live scan systems covered by maintenance agreements. The Company expects year-over-year growth in the live scan business, including the new identification based information system ("IBIS") of 25 to 35 percent.

     The growth in FaceIt license revenue to $2,978,000 in 2001 from $1,760,000 in 2000 is primarily due to a one-time license fee for use of FaceIt software for voter registration in Mexico and, to a lesser extent, an increase in revenue generated from its subsidiary in the United Kingdom. The increase in FaceIt service revenue to $1,487,000 in 2001 from $476,000 in 2000 was primarily due to a large government contract to develop an application encapsulating the Company's technology. There was not a similarly large contract in fiscal 2000. The Company expects the service portion of the facial recognition business to grow 10 to 20 percent, with year-over-year revenue growth to be in excess of 250 percent for the remainder of the facial recognition business.

     The Company expects year-over-year total revenue growth of 35 to 50 percent with a slower growth rate in the first half of fiscal 2002 and accelerating above 50 percent for the second half.

     Revenue from one customer in 2001 accounted for 26% of total revenue. Revenue from two customers in 2000 accounted for 32% of total revenue.

     Total gross margin for 2001 and 2000 was 37% and 39%, respectively, of total revenue.

     Gross margin on live scan identification systems revenue was 36% in 2001 compared to 37% in 2000. The decrease was due primarily to product mix and volume discounts. Gross margin in fiscal 2000 benefited from a reduction in accrued installation costs applicable to a favorable change in an equipment installation obligation and lower per-unit warranty costs. Looking forward to fiscal 2002, the Company expects live scan margins, including the new IBIS product, to be in a similar range to the 36% in fiscal 2001.

     Live scan maintenance margin for 2001 and 2000 was 23% and 29% of maintenance and support revenue, respectively. The decrease in maintenance margin is due mainly to an increase of maintenance infrastructure costs to accommodate the growing installed base of live scan systems. The Company expects live scan maintenance margin to be closer to the 29% range achieved in fiscal 2000 by late fiscal 2002.

     FaceIt license margin decreased to 83% in 2001 from 90% in 2000 due primarily to an increase in amortization of software development costs. In fiscal 2002, the Company will offer both FaceIt software licenses as well as the biometric network platform ("BNP") which is a hardware encapsulation of the FaceIt software. Management expects the combined FaceIt license and product business, which includes BNP, to be a 45 to 55 percent margin business in fiscal 2002.

     Gross margin on FaceIt services decreased to 23% in 2001 from 46% in 2000. The decrease in margin is due primarily to most of the services provided in fiscal 2001 were for government contracts which have lower billable rates than commercial rates, along with an increase in personnel to accommodate the increase in custom development service contracts and potential opportunities.

     Sales, general and development expenses for 2001 and 2000 were 44% and 43%, respectively, of total revenue.

     Sales and marketing expenses for fiscal 2001 increased to $4,669,000 (15% of total revenue) from $3,567,000 (14% of total revenue) in fiscal 2000. The increase is due primarily to an increase in personnel-related costs, costs associated with a subsidiary in the United Kingdom which commenced operations during part of fiscal 2000 and an increase in operating costs associated with new product marketing. The Company expects sales and marketing expenses to be 14 to 16 percent of total revenue for fiscal 2002.

     Engineering and development expenses for fiscal 2001 increased to $5,047,000 (17% of total revenue) from $3,872,000 (15% of total revenue) in fiscal 2000. The increase is due primarily to an increase in new product development costs related to IBIS, the biometric network platform and other new products. No software development costs were capitalized during 2001 compared to $375,000 in 2000. Engineering expenses for fiscal 2001 and 2000 are net of $326,000 and $495,000, respectively, of costs related to a federal government funded demonstration project grant. The Company expects engineering and development expenses to be 13 to 15 percent of total revenue for fiscal 2002.

     General and administrative expenses for fiscal 2001 increased to $3,766,000 (12% of total revenue) from $3,620,000 (14% of total revenue) in fiscal 2000. The decrease in general and administrative expenses as a percentage of total revenue is due primarily to the increase in revenue. The increase in absolute dollars of general and administrative expenses is due primarily to an increase in personnel-related costs and professional services. The Company expects general and administrative expenses as a percentage of total revenue to continue to decrease for fiscal 2002.

     Non-recurring charges for the years ended September 30, 2001 and 2000 were $2,112,000 and $300,000, respectively. These costs consist primarily of legal and other professional services costs associated with the merger transaction with its subsidiary, Visionics Technology Corporation. Fiscal 2001 charges include $101,000 for accrued costs for the remaining lease commitments, net of anticipated sublease receipts, for a company-leased facility. An unrelated third party cancelled a sublease of the facility during fiscal 2001. A new sublease agreement was effected with another third party during the beginning of fiscal 2002.

     Interest and dividend income decreased to $204,000 in fiscal 2001 from $364,000 in fiscal 2000 due to lower average cash balances. Interest expense for fiscal 2001 and 2000 was $7,000 and $9,000, respectively. Other expense included $13,000 related to costs associated with TRAK 21 Development, LLC, a joint venture with Lakes Gaming, Inc.

     The provision for income taxes of $123,000 for fiscal 2001 is due primarily to foreign taxes related to the license revenue applicable to a sale in Mexico and, to a lesser extent, state income taxes. The benefit of income taxes in the amount of $38,000 in fiscal 2000 relates to reversal of income taxes accrued prior to the merger.

     The Company incurred a net loss of $5,791,000, or $0.24 per share loss for the year ended September 30, 2001, as compared to a net loss of $868,000, $0.04 per share loss, for the same prior-year period. The cumulative effect of the change in accounting principle resulted in a $0.06 per share loss for fiscal 2001. The effect on the current-year period for the non-recurring charges of $2,112,000 equates to a $0.09 per share loss. The effect on fiscal 2000 for the non-recurring charges of $300,000 equates to a $0.01 per share loss.

FISCAL 2000 COMPARED TO FISCAL 1999

     Total revenue in 2000 of $25,575,000 increased 3% from 1999 revenue of $24,823,000. The increase in total revenue was due primarily to a 36% increase in live scan maintenance revenue and a 20% increase in FaceIt license revenue, partially offset by a decrease in the number of live scan systems sold and a 24% decline in FaceIt service revenue. The decrease in live scan identification systems revenue to $17,867,000 in 2000 from $18,214,000 in 1999 resulted from a decrease in the number of live scan systems sold, partially offset by an increase in integration and professional services revenue including custom software development. Live scan maintenance revenue increased to $5,074,000 in 2000 from $3,726,000 in 1999, due primarily to a larger installed base of live scan systems covered by maintenance agreements and, to a lesser extent, increases in contract renewal rates. The growth in FaceIt license revenue to

$1,760,000 in 2000 from $1,473,000 in 1999 is a result of the Company's larger product offering and expanding customer base. FaceIt service revenue in 1999 of $1,151,000 benefited from a large contract to assist a commercial customer with developing an application encapsulating the Company's technology. There was not a similarly large commercial contract in fiscal 2000 resulting in FaceIt service revenue decreasing to $875,000 as compared to fiscal 1999.

     Revenue from two customers in 2000 accounted for 32% of total revenue. Revenue from two customers in 1999 accounted for 38% of total revenue.

     Total gross margins for 2000 and 1999 were 39% of revenue.

     Gross margin on live scan identification systems revenue was 37% in 2000 compared to 34% in 1999. This improvement is due primarily to lower levels of warranty and installation costs resulting from a favorable negotiation pertaining to a customer contract requirement, economies of scale of infrastructure costs and a favorable geographical concentration of systems. The favorable contract negotiation and improved efficiencies resulted in a $421,000 reduction of the estimated accrued costs at September 30, 1999.

     Live scan maintenance margin for 2000 and 1999 was 29% and 25% of maintenance and support revenue, respectively. The improvement in maintenance margins is due mainly to a 36% increase in maintenance revenue from the larger installed base and, to a lesser extent, reduced costs resulting from the establishment of regional customer service operations, and $150,000 of accrued costs in the prior year to implement Year 2000 compliant software for customers with maintenance contracts.

     FaceIt license margin decreased to 90% in 2000 from 97% in 1999 due primarily to an increase in amortization of software development costs.

     Gross margin on FaceIt services decreased to 46% in 2000 from 77% in 1999 due primarily to the decrease in commercial service revenues that carried a higher margin the earlier year.

     Sales, general and development expenses for 2000 and 1999 were 43% and 38%, respectively, of total revenue. The increase in sales, general and development expenses is due primarily to an increase in personnel-related costs, new product development costs and promotional activities for new products, partially offset by a decrease in engineering expenses associated with Integral Partners, Inc. and an increase in billable professional services. Throughout 1999 and 2000, the Company continued increasing its staffing levels to establish its business partnerships, its marketing channels and pursue market opportunities. Sales and marketing expenses for fiscal 1999 are net of a $157,000 allowance for doubtful accounts reserve adjustment as a result of improved accounts receivable collections. Engineering expenses for the years ending September 30, 2000 and 1999 are net of $495,000 and $384,000, respectively, of costs related to a federal government funded demonstration project grant.

     Non-recurring charges in fiscal 2000 include $300,000 of legal and other professional services costs associated with the merger transaction with Subsidiary.

     Interest and dividend income increased to $364,000 in fiscal 2000 from $180,000 in fiscal 1999 due to higher average cash balances. Interest expense decreased to $9,000 in fiscal 2000 from $299,000 in fiscal 1999 primarily due to a $125,000 non-cash charge during the prior year for the intrinsic value of the beneficial conversion feature of convertible debentures, conversion of convertible debentures and no borrowings on the line of credit during the current year.

     Income tax benefit of $38,000 for fiscal 2000 compares to a provision for income taxes of $57,000 in fiscal 1999. This reduction in income taxes is due primarily to the increased loss in fiscal 2000. The income tax benefit is low in relationship to the Company's loss before income taxes because the Company is in a net operating loss carryforward position for tax purposes.

     The Company incurred a net loss for fiscal 2000 of $868,000, or $.04 loss per share, as compared to a net loss of $128,000, or $.01 loss per share, for fiscal 1999.

INFLATION

     The Company does not believe inflation has significantly impacted revenues or expenses.

BACKLOG

     On September 30, 2001, the Company's backlog of orders for products, licenses, maintenance and services was approximately $15,981,000, as compared to a backlog of approximately $10,971,000 at September 30, 2000. Backlog includes billings to customers shown on the balance sheet as deferred revenue.

NET OPERATING LOSS CARRYFORWARDS

     At September 30, 2001, the Company had carryforwards of net operating losses of approximately $42,861,000 that may allow the Company to reduce future income taxes that would otherwise be payable. The carryforwards are subject to the limitation provisions of Internal Revenue Code sections 382 and 383. These sections provide limitations on the availability of net operating losses and credits to offset current taxable income and related income taxes when an ownership change has occurred. The Company's initial public offering in December 1990 resulted in an ownership change pursuant to these provisions and, accordingly, the use of approximately $3,300,000 of the above carryforwards is subject to an annual limitation, estimated at $350,000. At this time the remaining net operating loss limitation with respect to the 1990 ownership change is approximately $375,000. Any future ownership change could create a limitation with respect to loss carryforwards not currently subject to an annual limitation. Approximately $4,793,000 of the $42,861,000 net operating loss carryforwards relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $1,917,000 credited to additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     For the period from the Company's inception in 1985 through September 30, 2001, the Company's cumulative deficit was $46,749,000. On a consolidated annual basis, the Company has not yet generated its first net income.

     At September 30, 2001, the Company had $9,717,000 in cash and cash equivalents and $81,000 of restricted cash. Subsequent to year-end, the Company closed on a private placement offering of common stock and warrants. A total of 1,801,800 shares were sold to accredited investors at a price of $11.10 each. Net proceeds to the Company approximated $19 million. Historically, the Company has been reliant on the availability of outside capital to sustain its operations. Management believes that cash, cash equivalents, and other working capital provided from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements of the Company's business as it has existed historically. The merger of Visionics and Digital Biometrics, Inc. has substantially increased the Company's need for capital, necessitating that the Company seek further financing. To fully exploit the opportunities presented by the merger, such as joint product development, the acquisition of additional technologies and the entry into new markets, additional capital will be required. There can be no assurance, however, that the financing necessary to pursue the combined companies business plan will be available on terms acceptable or favorable to the Company, or on any terms.

     Furthermore, management may from time to time determine that the competitive position of Visionics may be enhanced through substantial and increased investments in product and technology development programs and/or marketing initiatives. Management may determine to make such investments despite its assessment that gross margin during the investment period will be less than the expenses to be incurred, thus resulting in an anticipated loss during the period.

ANALYSIS OF CASH FLOWS FROM OPERATIONS

     Net cash used in operating activities was reduced to $32,000 for fiscal 2001 from $2,490,000 for 2000. This favorable change resulted primarily from accelerated collections of accounts receivable and an increase in deferred revenue, partially offset by the magnitude of the net loss incurred during fiscal 2001 and an increase in Visionics' investment in inventory.

     Net cash used in investing activities was $1,177,000 for fiscal 2001 compared to $1,278,000 for 2000. The decrease was due primarily to a decrease in capitalized software development costs, partially offset by an increase in purchases of property and equipment to accommodate investment in the business.

     Net cash provided by financing activities was $7,295,000 for fiscal 2001 compared to $1,089,000 for fiscal 2000. Cash from financing activities was provided primarily from a $5,444,000 private placement of common stock in fiscal 2001 and the exercise of stock options during both fiscal years.

     Effective January 1, 2000, the Company established an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with Associated Bank Minnesota. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire on March 31, 2003. There were no borrowings outstanding under this line at September 30, 2001.

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

     Through 2000, the Company issued 2,435,770 shares of common stock for the conversion of the $2,500,000 principal amount of 1997 Convertible Debentures plus $113,458 of accrued interest at an average conversion price of $1.07 per share.

PRIVATE PLACEMENTS

     On October 11, 2001, the Company closed on a private placement offering of common stock and warrants. A total of 1,801,800 shares of the Company's common stock were sold to accredited investors at a price of $11.10 each. Net proceeds to the Company approximated $19 million. The Company issued a warrant to purchase up to 36,036 shares of common stock at an exercise price of $16.86 per share to an investment-banking firm as partial compensation for services rendered in the private placement.

     On June 29, 2001 the Company closed on a private placement offering of common stock and warrants. A total of 1,302,862 shares of the Company's common stock were sold to accredited investors at a price of $4.50 each with total net proceeds to the Company of approximately $5.4 million. In addition, the Company issued warrants for 325,715 shares at an exercise price of $5.66 per share and 325,715 warrants at $6.79 per share to the purchasers for no additional consideration. These warrants are callable when the Company's stock price exceeds 150 percent of the warrant price for twenty consecutive trading days. The Company issued additional warrants to purchase up to 26,057 shares of common stock at an exercise price of $7.81 per share to an investment banking firm as partial compensation for services rendered in the private placement.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (Statement 144), which supersedes both FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

     The Company will adopt Statement 144 effective October 1, 2001. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement
121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

     During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," changed the effective date to fiscal years beginning after June 15, 2000. There was no impact on the Company's financial statements with the adoption of this standard in the quarter ended December 31, 2000.

RISK FACTORS

     Information or statements provided by the Company from time to time, including statements contained in this Form 10-K, may contain certain "forward-looking statements," including comments regarding anticipated future operations, market opportunities, operating results and financial performance of the Company. The Company's future operating performance and share prices are influenced by many factors, including factors that may be treated in forward-looking statements. The Company cautions readers that any forward-looking statements made by the Company or any of its representatives in this Form 10-K or in any other reports, filings, press releases, speeches or other comments, are not a guarantee of future performance. Any such forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those which may be projected on the basis of such forward-looking statements. Furthermore, the Company assumes no obligation to update such forward-looking statements.

     Among the risks and uncertainties that may affect future performance are those described below. These risk factors are being set forth pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") with the intention of obtaining the benefits of the "safe harbor" provisions of the Reform Act for such forward-looking statements.

OUR RELIANCE ON GOVERNMENTAL AGENCY CUSTOMERS HAS PRODUCED VOLATILITY IN REVENUES AND EARNINGS.

     Our performance in any one reporting period is not necessarily indicative of sales trends or future operating or earnings performance. During most quarters, our revenues are concentrated in a relatively small number of large customers, the majority of which are government agencies. We are subject to significant quarter-to-quarter fluctuations in revenue, which are frequently very difficult to predict. Such revenue volatility makes management of inventory levels, cash flow and profitability inherently difficult. Factors which lead to revenue fluctuations include variations in the availability of large procurements and variations in our success in winning such procurements. In the event we are successful in winning such procurements, there may be planned unevenness in shipping schedules, as well as potential delays and schedule changes in the timing of deliveries and recognition of revenue, or cancellation of such procurements. Also, law enforcement and other government agencies are subject to political, budgetary, purchasing and delivery constraints which we expect may continue to result in quarterly and annual revenues and operating results which may be irregular and difficult to predict.

THE SEPTEMBER 11, 2001 TERRORIST ATTACKS HAS INCREASED FINANCIAL EXPECTATIONS THAT MAY NOT MATERIALIZE.

     The September 11, 2001 terrorist attacks have created an increase in demand for our Company's products, however, we are uncertain whether the level of demand will be as high as anticipated. Additionally, it is uncertain what, if any, solutions will be adopted as a result of the terrorism and whether the Company will be a part of the ultimate solution. Additionally, should the Company's products be considered as a part of the security solution, it is unclear what the level and how quickly funding may be made available. These factors may adversely impact the Company and create unpredictability in revenues and operating results.

OUR FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED BY COMPETITION; ANTICIPATED GROWTH IN THE MARKETS FOR OUR PRODUCTS AND SERVICES MAY NOT MATERIALIZE.

     Markets for our products and services are characterized by significant and increasing competition. Our financial results may be adversely affected by the actions of existing and future competitors, including the development of new technologies, the introduction of new products, and price reductions by such competitors to gain or retain market share. Adverse consequences to us may include the diminution of revenues and revenue opportunities, price reductions, and the need to incur additional costs to respond to the actions of competitors.

     Furthermore, our expectations of future opportunities and investments to capitalize on such opportunities are based on assumptions about growth in the size of the market for identification systems and related products and services. As this is a relatively new market, such assumptions and forecasts are inherently difficult to make, and actual market growth may be substantially different than we currently anticipate. Market growth depends on many factors, including factors not within our control, including, but not limited to, market acceptance of our technology, international market expansion, growth in applicant processing markets, and replacement cycles for products currently in use.

WE MAY BE UNABLE TO DEVELOP NEW PRODUCTS AND SERVICES AS ANTICIPATED.

     We intend to grow in part through the introduction of new products and services in current and new markets. There can be no assurance that such new products and services can be developed in a timely fashion, within allotted budgets, or at all, nor can there be any assurance that such new products and services will be accepted by the intended customers at profitable price levels or at all. Additionally, there can be no assurances the facial recognition products introduced will meet the technological demands customers may have.

WE MAY BE UNABLE TO UPGRADE OUR PRODUCTS AND DEVELOP AND INCORPORATE NEW TECHNOLOGIES AS REQUIRED TO EFFECTIVELY COMPETE IN OUR INDUSTRY.

     We compete in markets characterized by continual and rapid technological change. Frequently, our technical development programs require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict. Failure to choose correctly among technical alternatives may result in material adverse effects on our competitive position, revenues, required spending levels and profitability.

     The competitive nature of our markets requires continual investment in upgrading of our product and service offerings. There can be no assurance that the pace of our development efforts will be sufficient to maintain competitiveness.

     Continued participation by us in the market for live scan systems which are linked to forensic-quality databases under the jurisdiction of governmental agencies may require the investment of our resources in upgrading of our products and technology for us to compete and to meet regulatory and statutory standards. There can be no assurance that such resources will be available to us or that the pace of product and technology development established by management will be appropriate to the competitive requirements of the marketplace.

OUR ONGOING SUCCESS IS DEPENDENT UPON THE CONTINUED AVAILABILITY OF CERTAIN KEY EMPLOYEES.

     We are dependent in our operations on the continued availability of the services of our employees, many of whom are individually key to our current and future success, and the availability of new employees to implement our growth plans. The market for skilled employees is highly competitive, especially for employees in technical fields. While our compensation programs are intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all of our key employees or a sufficient number to execute on our plans, nor can there be any assurances that we will be able to continue to attract new employees as required.

PARTS AND SUBASSEMBLIES USED IN OUR MANUFACTURING OPERATIONS MAY NOT BE AVAILABLE WHEN NEEDED.

     Certain components and subassemblies used in the manufacture of our systems are sourced from single suppliers. In the event that these suppliers are unable to provide us with our requirements, or were to change pricing significantly, our results of operations could be materially and adversely affected.

WE MAY NEED ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE TO US ON REASONABLE TERMS OR ANY TERMS.

     To fully exploit the opportunities presented by our merger with Visionics Technology Corporation (formerly Visionics Corporation) in February 2001, such as joint product development and entry into new markets, additional capital may be required. There can be no assurance, however, that the financing necessary to pursue our business plan will be available on terms acceptable or favorable to us, or on any terms. If we fail to obtain such financing, our business prospects and the market price of our common stock may be materially adversely affected.

     Management believes that cash, cash equivalents and other working capital provided from operations, together with available financing sources, are sufficient to meet current operating requirements of our business. However, risks related to our ability to maintain adequate working capital and liquidity include the continued availability of credit under our line of credit which expires on March 31, 2003, the continued availability of vendor credit as needed and payment by customers of accounts receivable at such times and in such amounts as to enable us to meet our payment obligations. In the event that the above or other liquidity risks materialize, we may be unable to sustain our operations from the sources of working capital available to us.

OUR SUCCESS DEPENDS IN PART ON THE EFFORTS AND SUCCESS OF THIRD PARTIES OVER WHICH WE HAVE NO CONTROL.

     In addition to our direct marketing activities, we market our products and services through various distributions and other cooperative relationships with third parties such as automated fingerprint identification system ("AFIS") suppliers and systems integrators. In many cases, the sale of our products or services is dependent on the success of such third parties in winning contested procurements, in executing on their own responsibilities under agreements with customers and in doing so in a timely manner, and in the effectiveness of their selling efforts on behalf of our products. At times, such third-party distributors may offer products of our competitors as well.

OUR RESULTS OF OPERATIONS ARE SUBJECT TO GOVERNMENTAL CREDIT, FUNDING AND OTHER RELATED FACTORS.

     We extend substantial credit to federal, state and local governments in connection with sales of our products and services. Sales to sizeable customers requiring large and sophisticated networks of live scan systems and peripheral equipment often include technical requirements which may not be fully known at the time requirements are specified by the customer. In addition, contracts may specify performance criteria that must be satisfied before the customer accepts the products and services. Collection of accounts receivable may be dependent on completion of customer requirements, which may be unpredictable, subject to change by the customer, and not fully understood at the time of acceptance of the order, and may involve investment of additional resources. These investments of additional resources are accrued when amounts can be estimated but may be uncompensated and negatively impact profit margins and our liquidity. Furthermore, in many instances, customer procurements are dependent on the availability or continued availability of state or federal government grants and general tax funding. Such funding may be subject to termination at any time at the sole discretion of the government body providing or receiving such funds. Additionally, without regard to termination of funding, government agencies both domestically and internationally may successfully assert the right to terminate business or funding relationships with us at their sole discretion without adequate or any compensation or recourse for us.

OTHER FACTORS ALSO CONTRIBUTE TO VOLATILITY IN OUR OPERATING RESULTS.

     In addition to potential volatility due to market characteristics just described, our financial results may be affected by many other factors which are difficult to predict, including but not limited to: changes in the mix of products sold; changes in the availability and pricing of components and subassemblies; increases required in development and marketing expenses to address opportunities or competitive pressures in the market; and unforeseen legal expenses.

     Particularly noteworthy is the need to invest in planned technical development programs to maintain and enhance our competitiveness, and to develop and launch new products and services. To improve the manageability and likelihood of success of such programs requires the development of budgets, plans and schedules for the execution of these programs and the adherence to such budgets, plans and schedules. The majority of such program costs are payroll and related staff expenses, and secondarily materials, subcontractors, promotional expenses and the like. These costs are very difficult to adjust in response to short-term fluctuations in our revenues, compounding the difficulty of achieving profitability in the event of a revenue downturn.

     Furthermore, management may from time to time determine that our competitive position may be enhanced through substantial and increased investments in product and technology development programs and/or marketing initiatives. Management may determine to make such investments despite its assessment that gross profit during the investment period will be less than the expenses to be incurred, thus resulting in an anticipated loss during the period. Such planned losses may be particularly difficult to manage in light of the volatility of our revenue stream discussed above.

WE ARE EXPOSED TO MARKET RISKS.

     We are exposed to certain market risks with our $2 million line of credit of which there were no borrowings outstanding at September 30, 2001. The line bears interest at a rate of one half percent (0.5%) above the prime rate. We are subject to foreign currency exposure, primarily with the British Pound and the Euro. Our exposure to foreign currency fluctuations is not significant and primarily related to our translation adjustment to convert our United Kingdom subsidiary into U.S. dollars.

THE MARKETS FOR VISIONICS TECHNOLOGY'S PRODUCTS MAY BE ADVERSELY AFFECTED BY LEGISLATION DESIGNED TO PROTECT PRIVACY RIGHTS.

     From time to time, facial recognition and other biometrics technologies have been the focus of organizations and individuals seeking to curtail or eliminate the use of these technologies on the grounds that these technologies may be used to diminish personal privacy rights. In the event that such initiatives result in restrictive legislation, the market for facial recognition products may be adversely affected.


       RISKS RELATING TO THE MERGER WITH VISIONICS TECHNOLOGY CORPORATION

WE MAY NOT REALIZE THE ANTICIPATED BENEFITS OF THE MERGER WITH VISIONICS TECHNOLOGY.

     The anticipated benefits of the merger may not be achieved unless certain operations of Visionics and Visionics Technology are successfully integrated, including aspects of the two companies' research and development and marketing operations. The continued transition to a combined company will require substantial management attention and the process of coordination of the operations, especially research and development and marketing, may be complicated by the necessity of combining personnel in different locations with disparate business backgrounds and corporate cultures. In addition, combining the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses. Any difficulties experienced in the transition process and any loss of or interruption in business as a result of the diversion of resources to pursue the integration of the organizations could have an adverse effect on the combined operations.

     Even if we are successful in integrating our operations with those of Visionics Technology, all or many of the anticipated benefits of the merger may not be realized. Our board of directors believes the merger will permit the combined company to achieve a level of success neither company was capable of attaining on its own. However, there can be no assurance that the merger will enhance our profitability or otherwise benefit our stockholders. In the event that the merger benefits fail to materialize, the market price of our common stock may be materially adversely affected.

COSTS INCURRED IN CONNECTION WITH THE VISIONICS TECHNOLOGY MERGER WILL HAVE AN ADVERSE EFFECT ON OUR PROFITABILITY.

     We incurred approximately $2.0 million of merger-related costs and expenses during fiscal 2001. We accounted for the merger using the pooling of interests method, pursuant to which all such direct costs and expenses related to the merger will be immediately charged against our earnings rather than capitalized and amortized to expense over an extended period. Consequently, our near-term profitability has been adversely affected.

WE EXPECT TO INCUR SIGNIFICANT COSTS AND EXPENSES TO INTEGRATE THE OPERATIONS OF VISIONICS TECHNOLOGY WITH OUR OPERATIONS, NEGATIVELY AFFECTING OUR SHORT-TERM PROFITABILITY.

     We anticipate that the process of integrating the two companies' operations will require the immediate investment of substantial resources. Financial benefits flowing from the merger, if any, are not expected to be realized sometime in fiscal 2002 or later. Consequently, the integration process will likely have an adverse effect on our short-term profitability and, potentially, the market price of our common stock.

VISIONICS TECHNOLOGY'S CUSTOMERS MAY PERCEIVE THE MERGER AS COMPETITIVELY THREATENING.

     Visionics Technology's customers are primarily original equipment manufacturers, application developers and system integrators who license Visionics Technology's enabling technology. Excluding these sales, we sell our products and services directly to end users, primarily law enforcement agencies. Some of Visionics Technology's customers may mistakenly perceive our sales practices as a competitive threat to their businesses and withdraw from further interaction with Visionics Technology, adversely affecting the business and prospects of the combined company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Visionics Corporation:

     We have audited the accompanying consolidated balance sheets of Visionics Corporation and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Visionics Corporation and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, effective October 1, 2000, the Company changed its method of accounting for revenue recognition based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements."



                                        KPMG LLP

Minneapolis, Minnesota
November 12, 2001

                     VISIONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000

                                                                                    2001             2000
                                                                                ------------     ------------
ASSETS
     Cash and cash equivalents                                                  $  9,716,772     $  3,623,574
     Restricted cash                                                                  80,915               --
     Accounts receivable, less allowance for doubtful accounts of $266,000
         and $150,800, respectively                                                6,704,761        9,779,796
     Inventory                                                                     5,999,894        3,900,754
     Prepaid expenses and other costs                                                452,847          269,088
                                                                                ------------     ------------
         Total current assets                                                     22,955,189       17,573,212

     Property and equipment                                                        4,775,102        3,986,750
         Less accumulated depreciation and amortization                           (3,052,603)      (2,616,184)
                                                                                ------------     ------------
                                                                                   1,722,499        1,370,566
                                                                                ------------     ------------

     Capitalized software costs, net of accumulated amortization of $294,338
         and $138,543, respectively                                                  683,635          839,430
     Other assets, net of accumulated amortization of $71,435 and $82,501,
         respectively                                                                 54,556           46,285
     Other assets                                                                         --           76,310
                                                                                ------------     ------------
                                                                                $ 25,415,879     $ 19,905,803
                                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable                                                           $  1,690,642     $  2,093,384
     Deferred revenue                                                              7,653,552        3,956,270
     Other accrued expenses                                                        1,460,576        1,760,280
     Current installments of notes payable                                            16,857           15,071
     Current installments of capital lease obligations                                 2,406            2,017
                                                                                ------------     ------------
         Total current liabilities                                                10,824,033        7,827,022

     Deferred revenue, excluding current portion                                   1,101,614          511,976
     Notes payable, excluding current installments                                    12,258           28,334
     Capital lease obligations, less current installments                              1,134            3,540
                                                                                ------------     ------------
         Total liabilities                                                        11,939,039        8,370,872
                                                                                ------------     ------------

Stockholders' equity:
     Preferred stock, undesignated, par value $.01 per share, 5,000,000
         shares authorized, none issued                                                   --               --
     Common stock, $.01 par value.  Authorized, 40,000,000 shares; issued
         and outstanding 25,431,298 and 23,115,781 shares, respectively              254,313          231,158
     Additional paid-in capital                                                   60,090,870       52,355,044
     Deferred compensation                                                          (126,250)         (93,750)
     Accumulated deficit                                                         (46,748,577)     (40,957,320)
     Accumulated other comprehensive income (loss)                                     6,484             (201)
                                                                                ------------     ------------
         Total stockholders' equity                                               13,476,840       11,534,931
                                                                                ------------     ------------
Commitments and contingencies (notes 15, 16, and 17)                            $ 25,415,879     $ 19,905,803
                                                                                ============     ============

          See accompanying notes to consolidated financial statements.

                     VISIONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                               2001             2000             1999
                                                           ------------     ------------     ------------
Revenue:
     Live scan identification systems                      $ 18,093,286     $ 17,866,769     $ 18,214,126
     Live scan maintenance                                    7,914,479        5,073,699        3,726,404
     Integral Partners                                               --               --          258,720
     FaceIt licenses                                          2,978,392        1,760,056        1,472,729
     FaceIt services                                          1,486,903          874,536        1,150,585
                                                           ------------     ------------     ------------
         Total revenue                                       30,473,060       25,575,060       24,822,564
                                                           ------------     ------------     ------------

Cost of revenue:
     Live scan identification systems                        11,583,539       11,202,458       12,034,849
     Live scan maintenance                                    6,055,975        3,616,927        2,776,740
     Integral Partners                                               --               --          142,767
     FaceIt licenses                                            494,999          182,030           42,079
     FaceIt services                                          1,150,859          476,273          259,128
                                                           ------------     ------------     ------------
         Total cost of revenue                               19,285,372       15,477,688       15,255,563
                                                           ------------     ------------     ------------
     Gross margin                                            11,187,688       10,097,372        9,567,001
                                                           ------------     ------------     ------------

Operating expenses:
     Selling, general and development                        13,481,998       11,058,234        9,507,355
     Non-recurring charges                                    2,111,761          300,162               --
                                                           ------------     ------------     ------------
         Total expenses                                      15,593,759       11,358,396        9,507,355
                                                           ------------     ------------     ------------

Income (loss) from operations                                (4,406,071)      (1,261,024)          59,646

Other income (expense):
     Interest and dividend income                               204,042          363,772          180,381
     Interest expense                                            (6,972)          (8,870)        (299,397)
     Other income (expense)                                     (23,550)             716          (11,833)
                                                           ------------     ------------     ------------
         Total other income (expense)                           173,520          355,618         (130,849)
                                                           ------------     ------------     ------------

Loss before income taxes                                     (4,232,551)        (905,406)         (71,203)
Provision for (benefit of) income taxes                         123,054          (37,538)          56,974
                                                           ------------     ------------     ------------

Loss before accounting change                                (4,355,605)        (867,868)        (128,177)
Cumulative effect of change in accounting principle          (1,435,652)              --               --
                                                           ------------     ------------     ------------
Net loss                                                   $ (5,791,257)    $   (867,868)    $   (128,177)
                                                           ============     ============     ============
Net loss per common share - basic and assuming dilution
-------------------------------------------------------
Loss before accounting change                              $      (0.18)    $      (0.04)    $      (0.01)
Cumulative effect of change in accounting principle               (0.06)              --               --
                                                           ------------     ------------     ------------
Net loss per common share                                  $      (0.24)    $      (0.04)    $      (0.01)
                                                           ============     ============     ============

Weighted average common shares outstanding - basic and
    assuming dilution                                        23,677,228       22,840,110       21,002,687
                                                           ============     ============     ============

          See accompanying notes to consolidated financial statements.

                     VISIONICS CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                              Common Stock       Additional    Deferred                      Other
                                         ----------------------    Paid-in      Comp-       Accumulated  Comprehensive
                                           Shares       Amount     Capital     ensation       Deficit     Income (Loss)     Total
                                         ------------------------------------------------------------------------------------------
Balance September 30, 1998               19,880,546   $ 198,805  $47,682,098  $  (91,500)  $(40,399,394)  $        --   $ 7,390,009

Restricted stock awards                      43,200         432       53,568     (54,000)            --            --            --
Amortization of deferred compensation            --          --           --      70,000             --            --        70,000
Exercise of stock options and warrants      423,966       4,240      603,359          --             --            --       607,599
Stock award for retirement plan              87,897         879      119,979          --             --            --       120,858
Debt conversions                          1,123,874      11,239    1,219,743          --             --            --     1,230,982
Private placements                          694,996       6,950      880,581          --             --            --       887,531
Issuance of stock options and warrants
    as payment for services received             --          --       35,134          --             --            --        35,134
Issuance of warrants in connection with
    convertible debentures                       --          --       12,600          --             --            --        12,600
Intrinsic value of beneficial conversion
    feature of convertible debentures            --          --      125,000          --             --            --       125,000
Foreign currency translation adjustment          --          --           --          --             --           (58)          (58)
Net loss                                         --          --           --          --       (128,177)           --      (128,177)
                                                                                                                        -----------
Total comprehensive loss                                                                                                   (128,235)
                                         ------------------------------------------------------------------------------------------
Balance September 30, 1999               22,254,479     222,545   50,732,062     (75,500)   (40,527,571)          (58)   10,351,478

Restricted stock awards                      10,269         102       76,398     (76,500)            --            --            --
Amortization of deferred compensation            --          --           --      58,250             --            --        58,250
Exercise of stock options and warrants      675,853       6,759    1,191,247          --             --            --     1,198,006
Stock-based compensation                         --          --       18,000          --             --            --        18,000
Stock award for retirement plan              45,855         459      154,302          --             --            --       154,761
Debt conversions                            116,369       1,164      151,760          --             --            --       152,924
Issuance of stock, stock options and
    warrants as payment for services
    received                                 12,956         129       31,275          --             --            --        31,404
Foreign currency translation adjustment          --          --           --          --             --          (143)         (143)
Net loss                                         --          --           --          --       (867,868)           --      (867,868)
                                                                                                                        -----------
Total comprehensive loss                                                                                                   (868,011)
Adjustment to conform fiscal year end
    of pooled acquisition                        --          --           --          --        438,119            --       438,119
                                         ------------------------------------------------------------------------------------------
Balance September 30, 2000               23,115,781     231,158   52,355,044     (93,750)   (40,957,320)         (201)   11,534,931

Restricted stock awards                      13,450         134       89,866     (90,000)            --            --            --
Amortization of deferred compensation            --          --           --      57,500             --            --        57,500
Exercise of stock options and warrants      925,282       9,253    1,858,913          --             --            --     1,868,166
Stock-based compensation                         --          --       57,925          --             --            --        57,925
Stock award for retirement plan              73,923         739      217,326          --             --            --       218,065
Private placement                         1,302,862      13,029    5,430,493          --             --            --     5,443,522
Issuance of stock, stock options and
    warrants as payment for services
    received                                     --          --       81,303          --             --            --        81,303
Foreign currency translation adjustment          --          --           --          --             --         6,685         6,685
Net loss                                         --          --           --          --     (5,791,257)           --    (5,791,257)
                                                                                                                        -----------
Total comprehensive loss                                                                                                 (5,784,572)
                                         ------------------------------------------------------------------------------------------
Balance September 30, 2001               25,431,298   $ 254,313  $60,090,870  $ (126,250)  $(46,748,577)  $     6,484   $13,476,840
                                         ==========================================================================================

          See accompanying notes to consolidated financial statements.

                     VISIONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                                   2001             2000             1999
                                                                               ------------     ------------     ------------
Cash flows from operating activities:
       Net loss                                                                $ (5,791,257)    $   (867,868)    $   (128,177)
       Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
               Provision for doubtful accounts receivable                           115,200           22,213         (157,088)
               Stock-based compensation                                             196,728          107,654          105,134
               Depreciation and amortization                                        811,006          802,687          603,899
               Amortization of software development costs                           155,795           99,290           42,079
               Write-off of intangible assets                                           607               --           14,694
               Deferred income taxes                                                     --         (162,000)          45,000
               (Gain) loss on disposal of property and equipment                      4,724             (716)          11,833
               Interest expense amortization for the intrinsic value of the
                   beneficial conversion feature of convertible debentures               --               --          125,000
               Interest expense on debentures converted into common stock                --           12,350           75,737
               Adjustment to conform fiscal year end of pooled acquisition               --          438,119               --
         Changes in operating assets and liabilities:
               Restricted cash                                                      (80,915)              --               --
               Accounts receivable                                                2,959,835       (2,088,682)      (3,009,244)
               Inventory                                                         (2,099,140)        (927,756)        (124,577)
               Prepaid expenses and other expenses                                 (107,449)        (112,451)            (289)
               Accounts payable and accrued expenses                               (484,381)      (1,100,566)       1,708,261
               Deferred revenue                                                   4,286,920        1,298,418        2,251,537
               Income taxes payable                                                      --          (11,000)          11,000
                                                                               ------------     ------------     ------------
         Net cash (used in) provided by operating activities                        (32,327)      (2,490,308)       1,574,799
                                                                               ------------     ------------     ------------

Cash flows from investing activities:
         Purchase of property and equipment                                      (1,153,774)        (862,997)        (573,367)
         Proceeds from disposal of property and equipment                             1,090           12,794            5,878
         Patents, trademarks, copyrights, licenses and software                     (23,857)        (427,595)        (442,663)
                                                                               ------------     ------------     ------------
         Net cash used in investing activities                                   (1,176,541)      (1,277,798)      (1,010,152)
                                                                               ------------     ------------     ------------

Cash flows from financing activities:
         Net line of credit payments                                                     --               --         (111,962)
         Proceeds from notes payable                                                     --           49,142               --
         Repayment of notes payable                                                 (14,290)          (5,737)              --
         Principal payments on capital lease obligations                             (2,017)        (152,061)         (67,033)
         Exercise of warrants and stock options                                   1,868,166        1,198,006          607,599
         Proceeds from common stock issued in private placements                  5,443,522               --          887,531
         Issuance of convertible debentures                                              --               --          450,111
                                                                               ------------     ------------     ------------
         Net cash provided by financing activities                                7,295,381        1,089,350        1,766,246
                                                                               ------------     ------------     ------------

Effect of exchange rates on cash                                                      6,685             (143)             (58)
                                                                               ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents                                  6,093,198       (2,678,899)       2,330,835

Cash and cash equivalents at beginning of year                                    3,623,574        6,302,473        3,971,638
                                                                               ------------     ------------     ------------

Cash and cash equivalents at end of year                                       $  9,716,772     $  3,623,574     $  6,302,473
                                                                               ============     ============     ============

Supplemental disclosure of cash flow information:
         Cash paid during the year for interest                                $      6,972     $      7,159     $     65,628
         Cash paid during the year for income taxes                                 123,054           49,000               --
                                                                               ============     ============     ============

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  NATURE OF BUSINESS

     The Company is a provider of enabling technology, platforms, products, services and systems for biometric identification, with a specific focus on facial recognition and forensic-quality fingerprint identification.

(b)  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Visionics Technology Corporation ("VTC") located in New Jersey, and its wholly owned British subsidiary, Visionics Ltd., which commenced operations during fiscal 2000. All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying financial statements reflect the combined results of DBI and Visionics Corporation under the pooling of interests method of accounting. The presentation has the effect of including VTC's and Visionics Ltd.'s results of operations for the three months ended December 31, 1999 in the consolidated statements of operations for both the years ended September 30, 2000 and 1999. VTC had revenues of approximately $400,000 and a net loss of approximately $440,000 for the three months ended December 31, 1999. The Company recorded a $438,119 adjustment in fiscal 2000 to reduce accumulated deficit to conform to VTC's year-end to that of the Company. The fiscal years ended September 30, 1999 and 1998 for DBI have been combined with the calendar years of VTC and Visionics Ltd. The Company incurred $2,010,322 and $300,162 of merger related expense in the years ended September 30, 2001 and 2000, respectively, which were recorded as non-recurring charges.

(c)  USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)  STATEMENTS OF CASH FLOWS

CASH AND CASH EQUIVALENTS:

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fiscal 2001

     The Company has recorded compensation expense in the accompanying consolidated statement of operations for the year ended September 30, 2001 in the amount of $57,925 pertaining to grants of options to employees below the estimated fair value of the Company's common stock during fiscal 2000.

     Effective with their election at the annual stockholders' meeting held on July 26, 2001, the Company granted 13,450 shares of restricted common stock to its non-employee directors. The grant resulted in $90,000 in additional common stock issued and an equal amount of deferred compensation expense that is being amortized on a straight-line basis over the three-year vesting period.

     On December 31, 2000, the Company issued 73,923 shares of common stock to satisfy the Company's fiscal 2000 discretionary matching to employees electing participation in the Company's 401(k) retirement plan. The issuance increased common stock and additional paid-in capital by $218,065 and reduced accrued compensation by the same amount.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2000

     Effective with his appointment to the Company's Board of Directors on December 14, 1999, the Company granted 1,125 shares of restricted common stock to a non-employee director. The grant resulted in $4,500 in additional common stock issued and an equal amount of deferred compensation expense that is being amortized on a straight-line basis over the three-year vesting period.

     On December 31, 1999, the Company issued 45,855 shares of common stock to satisfy the Company's fiscal 2000 discretionary matching to employees electing participation in the Company's 401(k) retirement plan. The issuance increased common stock and additional paid-in capital by $154,761 and reduced accrued compensation by the same amount.

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

     During the fiscal year ended September 30, 2000, the Company acquired property and equipment in the amount of $7,249 in exchange for capital leases.

     In March 2000, the Company issued 12,956 shares of common stock for services provided. Compensation expense in the amount of $8,750 representing the estimated fair value of common shares issued has been included in the consolidated statement of operations for the year ended September 30, 2000.

     During the year ended September 30, 2000, the Company issued options to acquire 12,955 shares of the Company's common stock with an exercise price of $.68 per share for services provided. The Company has recorded compensation expense in the amount of $3,000 related to the granting of these options for the year ended September 30, 2000.

     During the year ended September 30, 2000, the Company granted a total of 273,625 options to employees having an exercise price of $1.35 per share when the estimated fair value of the Company's common stock was $1.95 to $3.09 per share. Consequently, the Company has recorded compensation expense in the accompanying consolidated statement of operations for the year ended September 30, 2000 in the amount of $18,000.

Fiscal 1999

     On October 1, 1998, the Company issued a warrant in payment for services rendered in securing employment of an employee of its wholly owned subsidiary, Integral Partners, Inc. The warrant entitles the holder to purchase 15,000 shares of the Company's common stock exercisable at the price of $2.60 per share. The warrant was valued at $20,000.

     On December 31, 1998 and March 16, 1999, the Company issued an aggregate of 87,897 shares of common stock to satisfy the Company's fiscal 1999 discretionary matching to employees electing participation in the Company's 401(k) retirement plan. The issuance increased common stock and additional paid-in capital by $120,858 and reduced accrued compensation by the same amount.

     Effective with their election at the annual stockholders' meeting held on March 16, 1999, the Company granted 43,200 shares of restricted common stock to its non-employee directors. The grant resulted in $54,000 in additional common stock issued and an equal amount of deferred compensation expense that is being amortized on a straight-line basis over the three-year vesting period.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the fiscal year ended September 30, 1999, the Company issued 1,123,874 shares of common stock for the conversion of principal aggregating $1,250,000 of the 1997 Debentures plus $75,737 of accrued interest.

     During the fiscal year ended September 30, 1999, the Company acquired property and equipment in the amount of $69,664 in exchange for capital leases.

(e)  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

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

(f)  REVENUE RECOGNITION

     SOFTWARE LICENSES - Revenue from software licenses is recognized when all of the following conditions have been satisfied: completion of a written license arrangement; delivery of the software with no significant post delivery obligations of the Company; the fee is fixed or determinable; and payment is due within one year and collection is probable. Revenue from sublicense arrangements with resellers is recognized upon shipment of the software, if there are no significant post-delivery obligations, the reseller is creditworthy, and if the terms of arrangement are such that the payment terms are not subject to price adjustment, are non-cancelable and non-refundable. Revenue from sublicensing arrangements with significant post contract customer support ("PCS") (in excess of one year), including enhancements and upgrades, where significant vendor specific objective evidence does not exist to allocate the fee to the software and PCS, is recognized along with the PCS ratably over the period during which PCS is expected to be provided. Revenue from consulting services is recognized as work is performed.

     EQUIPMENT - Revenue from product sales is usually recognized upon installation, although recognition may from time to time occur at a different time based on the terms of specific customer contracts.

     SERVICES - Revenue for professional and systems integration services is recognized using the percentage of completion method, completed contract method or on a time-and-materials basis. Revenue from maintenance and repair contracts is recognized over the period of the agreement. Service revenue is recognized when the related service is performed.

     Deferred revenue represents amounts that the Company has billed to customers pursuant to contractual terms and does not meet the Company's policy for recognizing revenue.

     The Company sometimes receives grant funding. If the grant is to pursue technological advances where the Company will be investing its own monies simultaneously with the grant funding, the funds are recorded as an offset to the development costs. If the grant received represents full funding, the funding is recorded as revenue and the associated costs as cost of sales using the percentage of completion contract accounting method.

(g)  FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the foreign subsidiary are translated at the exchange rate in effect at the balance sheet date. Revenues, costs, and expenses are translated using an average exchange rate. Gains and losses resulting from translation are accumulated as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h)  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation of property and equipment is computed using the double-declining balance and straight-line methods over the estimated useful lives of the assets, generally 3 to 7 years. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the term of the lease. Expenditures for major renewals or betterment that extend the useful lives of equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

(i)  PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

     Costs associated with patents, trademarks and copyrights are capitalized and amortized over 60 months or the remaining life of the patent, trademark or copyright, whichever is shorter. The cost of software licenses related to purchased software are capitalized and amortized over 36 months or the life of the license, whichever is shorter. Accumulated amortization at September 30, 2001 and 2000 was $71,435 and $82,501, respectively. Management periodically assesses the amortization period and recoverability of the carrying amount of intangible assets based upon an estimation of their value and future benefits of the recorded asset. Management has concluded that the carrying amount of the intangible assets is realizable.

(j)  LONG-LIVED ASSETS

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

(k)  WARRANTY COSTS

     Estimated product warranty costs for live scan systems are accrued when the revenue is recognized. Revenue for live scan systems is usually recognized at time of installation.

(l)  ADVERTISING COSTS

     Advertising costs are expensed as incurred and aggregated $26,000, $36,000 and $26,000, respectively, for the years ended September 30, 2001, 2000 and 1999.

(m)  ENGINEERING AND DEVELOPMENT ARRANGEMENTS

     Engineering and development costs are expensed as incurred. Engineering and development expenses for fiscal 2001 and 2000 are net of approximately $326,000 and $495,000, respectively of costs related to a federally funded demonstration project grant administered by Hennepin County of Minnesota.

(n)  LOSS PER SHARE

     Basic loss per share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes dilutive stock options and warrants determined by the treasury stock method and dilutive convertible securities. Because the Company suffered a net loss for the years ended September 30, 2001, 2000, and 1999, the effects of potential common shares were not included in the calculation as their effects would be anti-dilutive.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(o)  INCOME TAXES

     The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amount and tax basis of assets and liabilities. The Company provides for deferred taxes at the enacted tax rate that is expected to apply when the temporary differences reverse.

(p)  STOCK-BASED COMPENSATION

     The Company uses the intrinsic-value method for determining the amount of compensation to be recorded for employee stock grants and the fair value method for determining the amount of compensation to be recorded for non-employee grants. Pro forma disclosures of net loss and loss per share are presented as if the fair-value method had been applied in measuring compensation cost for employee stock grants.

(q)  SEGMENTS OF AN ENTERPRISE

     The Company operates in one business segment: the identification information systems segment.

(r)  NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (Statement 144), which supersedes both FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

     The Company will adopt Statement 144 effective October 1, 2001. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement
121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. In October 2000, the SEC provided interpretive guidance for SAB 101. Effective October 1, 2000 the Company changed its method of accounting for certain identification systems revenue based on the guidance provided in SAB101. Since most of the equipment the Company sells includes installation provided by the Company a significant portion of revenue recognition is deferred until installation, particularly where the equipment is integrated to an outside network. Prior to October 1, 2000 the Company generally recognized product revenue on the date of shipment for orders which were f.o.b. origin and upon delivery for f.o.b. destination. The Company recorded a $1,436,000 cumulative effect of accounting change in the three-month period ended December 31, 2000. Under change in accounting principle, $3,890,000 of revenue recorded in periods prior to October 1, 2000 was recorded as revenue again as the equipment was installed in 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The Company extends credit to substantially all of its customers. Approximately 85% and 93%, respectively, of customer accounts receivable at September 30, 2001 and 2000 were from government agencies, of which 54% was from three customers at September 30, 2001 and 33% was from one customer at September 30, 2000. For the years ended September 30, 2001, 2000 and 1999, revenue from one customer in 2001 accounted for 26%, revenue from two customers in 2000 accounted for 32%, and revenue from two customers in 1999 accounted for 38%, respectively, of total revenue. Export revenues were 6%, 2% and 4% of total revenues, for the years ended September 30, 2001, 2000 and 1999, respectively.

     Accounts receivable at September 30, 2001 and 2000 include $1,079,576 and $850,568, respectively, of costs in excess of billings under a federal government funded development project administered by Hennepin County of Minnesota. Restricted cash of $80,915 at September 30, 2001 relates to an escrow account established per the terms of a contract with Hennepin County of Minnesota.

(5)  INVENTORY

     Inventory is valued at standard cost which approximates the lower of first-in, first-out ("FIFO") cost or market. Inventory consists of the following:

                                                          September 30,
                                                      2001             2000
                                                  ------------    ------------

           Components and subassemblies           $  3,595,310    $  3,210,121
           Work in process                             556,279         217,211
           Finished goods                            1,848,305         473,422
                                                  ------------    ------------
                                                  $  5,999,894    $  3,900,754
                                                  ============    ============

(6)  PROPERTY AND EQUIPMENT

     Property and equipment, including equipment under capital lease, is comprised of the following:

                                                          September 30,
                                                      2001            2000
                                                  ------------    ------------

           Leasehold improvements                 $    600,330    $    295,220
           Office furniture and equipment            2,043,457       1,763,470
           Manufacturing equipment and tooling         496,394         493,376
           Customer service equipment                  708,495         605,254
           Engineering equipment                       871,630         774,648
           Vehicles                                     54,796          54,782
                                                  ------------    ------------
                                                  $  4,775,102    $  3,986,750
                                                  ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Capitalized software development costs consist of the following:

                                                           September 30,
                                                       2001            2000
                                                   ------------    ------------

        Capitalized software development costs     $    977,973    $    977,973
        Less accumulated depreciation                  (294,338)       (138,543)
                                                   ------------    ------------
                                                   $    683,635    $    839,430
                                                   ============    ============

     Amortization of capitalized software development costs in the amount of $155,795, $99,290 and $42,079 for the years ended September 30, 2001, 2000 and
1999, respectively, is included in costs of license in the accompanying consolidated statements of operations.

(8)  OTHER ACCRUED EXPENSES

     Other accrued expenses consists of:

                                                           September 30,
                                                       2001            2000
                                                   ------------    ------------

        Accrued salaries, bonuses and commissions  $    523,286    $    343,958
        Accrued vacation                                411,809         306,955
        Accrued installation costs                           --         480,500
        Accrued warranty costs                          135,332         301,570
        Other accrued expenses                          390,149         327,297
                                                   ------------    ------------
                                                   $  1,460,576    $  1,760,280
                                                   ============    ============

(9)  NOTES PAYABLE

     Notes payable at September 30, 2001 and 2000 in the amounts of $29,115 and $43,405 consists of amounts due pursuant to the financing of certain vehicles owned by the Company. The notes are payable over a three-year period in monthly installments of approximately $1,650 including interest at rates per annum of 12% to 13%. Aggregate principal maturities of the notes for the years ending September 30 are as follows: 2002 - $16,857; and 2003 - $12,258.

(10) LINE OF CREDIT

     The Company has an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire on March 31, 2003. There were no borrowings under this line at September 30, 2001.

(11) CONVERTIBLE DEBENTURES

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Through 2000, the Company issued 2,435,770 shares of common stock for the conversion of the $2,500,000 principal amount of 1997 Convertible Debentures plus $113,458 of accrued interest at an average conversion price of $1.07 per share.

(12) STOCKHOLDERS' EQUITY

STOCK OPTIONS

     In order to attract and retain employees and directors, while preserving cash resources, the Company has, since its inception, utilized stock option awards issued through various stock option plans and employment arrangements.

     As of September 30, 2001, options to purchase 3,123,434 shares of common stock were issued and outstanding to employees and directors and options to purchase 27,591 shares were issued and outstanding to contractors. Of these grants, 1,684,195 shares were exercisable at September 30, 2001.

     During fiscal 2001, 2000 and 1999, the Company granted options to acquire an aggregate of 0, 12,955 and 25,000, respectively, to non-employees and recorded non-cash expense of $81,303, $22,654 and $15,134, respectively, in each fiscal year.

     Details of the status of stock options as of and for each of the years the three-year period ended September 30, 2001 are shown in the table below:

                                                  Shares                         Weighted-
                                                   Under                          Average
                                                  Option       Price Range    Exercise Price
                                               ------------   -------------   --------------
        Unexercised options outstanding -
             September 30, 1998                  2,189,052    $0.19 - 13.63      $1.96

        Options granted                            606,316     0.68 -  2.94       1.30
        Options exercised                         (144,551)    0.19 -  2.06       1.76
        Options forfeited                         (377,125)    0.29 - 13.63       1.94
--------------------------------------------------------------------------------------------
        Unexercised options outstanding -
             September 30, 1999                  2,273,692     0.19 -  9.50       1.80

        Options granted                          1,657,962     0.68 -  7.88       3.11
        Options exercised                         (282,790)    0.19 -  2.56       1.72
        Options forfeited                         (188,620)    0.19 -  1.25       1.29
--------------------------------------------------------------------------------------------
        Unexercised options outstanding -
             September 30, 2000                  3,460,244     0.19 -  9.50       2.47

        Options granted                            660,775     4.00 -  6.69       5.66
        Options exercised                         (831,624)    0.19 -  4.50       2.04
        Options forfeited                         (138,370)    0.68 -  7.88       4.65
--------------------------------------------------------------------------------------------
        Unexercised options outstanding -
             September 30, 2001                  3,151,025    $0.19 -  9.50      $3.15
                                               ============

     At September 30, 2001, the weighted average exercise price and weighted average remaining contractual life of outstanding options was $3.15 and 6.34 years, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information with respect to options outstanding and exercisable as of September 30, 2001:

                                        OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                              --------------------------------------   ---------------------------------------
                                            WEIGHTED                                  WEIGHTED
                                             AVERAGE       WEIGHTED                    AVERAGE       WEIGHTED
       RANGE OF                             REMAINING      AVERAGE                    REMAINING      AVERAGE
       EXERCISE                NUMBER OF   CONTRACTUAL     EXERCISE      NUMBER OF   CONTRACTUAL     EXERCISE
        PRICES                  SHARES     LIFE (YEARS)     PRICE         SHARES     LIFE (YEARS)     PRICE
   -----------------------------------------------------------------   ---------------------------------------
    $0.00 - $0.99               553,773        7.70         $ 0.65        498,387       7.76         $ 0.64
    $1.00 - $1.99               823,198        6.38           1.60        564,589       5.69           1.68
    $2.00 - $2.99               271,102        5.93           2.37        259,769       5.84           2.35
    $3.00 - $3.99               230,500        6.63           3.40        100,167       6.17           3.32
    $4.00 - $4.99               588,929        5.85           4.42        153,617       5.50           4.47
    $5.00 - $5.99               245,273        6.18           5.41         34,333       5.95           5.25
    $6.00 - $6.99               353,250        5.87           6.26             --         --             --
    $7.00 - $7.99                77,500        3.81           7.88         65,833       3.53           7.88
    Over $8.00                    7,500        0.38           9.50          7,500       0.38           9.50
                          -------------- ---------------------------   ----------- ---------------------------
                              3,151,025        6.34         $ 3.15      1,684,195       6.23         $ 2.18
                          ==========================================   =======================================

     The Company applies APB Opinion No. 25 in accounting for options granted to employees and directors under its stock option plans and, accordingly, no compensation cost has been recognized for its stock options granted to its employees or directors in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have changed to the pro forma amounts indicated below:

                                                   2001              2000           1999
                                               ----------------------------------------------
           Net loss - as reported               $ 5,791,257      $   867,868      $ 128,177
           Net loss - pro forma                 $ 8,532,978      $ 2,212,954      $ 788,627
           Net loss per share - as reported          $ 0.24           $ 0.04         $ 0.01
           Net loss per share - pro forma            $ 0.36           $ 0.10         $ 0.04

     Principal assumptions used in applying the option valuation model were as follows:

                                                   2001              2000           1999
                                               ----------------------------------------------
           Risk-free interest rate              3.36-5.89%        5.00-6.00%      5.00-5.20%
           Expected life, in years                 5-8               5-10            5-10
           Expected volatility                     100%             80-89%           138%
           Expected dividend yield                  0%                0%              0%

WARRANTS

     The Company has warrants outstanding at September 30, 2001, for the purchase of 1,168,846 shares of its common stock. All the warrants are exercisable and expire at various times through June 28, 2006. The exercise prices per share range from $1.66 to $7.81. The Company recorded a non-cash expense of $20,000 in fiscal 1999 relating to one of the warrants.

SHAREHOLDER RIGHTS PLAN

     In May 1996, the Board of Directors adopted a shareholder rights plan. The shareholder rights plan is designed to enable the Company and its Board of Directors to develop and preserve long-term value for stockholders and to protect stockholders in the event an attempt is made to acquire control of the Company without an offer of fair value to all stockholders. Under the shareholder rights plan, each stockholder of record beginning at the close of business on May 22, 1996, will receive as a dividend one right for each share of Visionics common stock held. The rights expire on April 30, 2006.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) PRIVATE PLACEMENTS

Fiscal 2002

     On October 11, 2001, the Company closed on a private placement offering of common stock and warrants. A total of 1,801,800 shares were sold to accredited investors at a price of $11.10 each. Proceeds to the Company approximated $19 million before legal, accounting and filing fees. The Company issued a warrant to purchase up to 36,036 shares of common stock at an exercise price of $16.86 per share to an investment-banking firm as partial compensation for services rendered in the private placement. The warrant expires on October 11, 2006.

Fiscal 2001

     On June 29, 2001 the Company closed on a private placement offering of common stock and warrants. A total of 1,302,862 shares were sold to accredited investors at a price of $4.50 each with total net proceeds to the Company of approximately $5.4 million. In addition, the Company issued warrants for 325,715 shares at an exercise price of $5.66 per share and 325,715 warrants at $6.79 per share to the purchasers for no additional consideration. These warrants are callable when the Company's stock price exceeds 150 percent of the warrant price for twenty consecutive trading days. The Company issued additional warrants to purchase up to 26,057 shares of common stock at an exercise price of $7.81 per share to an investment banking firm as partial compensation for services rendered in the private placement. All warrants issued in connection with this private placement expire on June 28, 2006.

Fiscal 1999

     On January 8, 1999 the Company closed on a private placement offering of common stock and warrants. A total of 422,219 shares were sold to accredited investors at a price of $1.6579 each with total net proceeds to the Company of approximately $600,000. Warrants to purchase up to an aggregate of 422,219 shares at an exercise price of $1.6579 per share were granted to the purchasers for no additional consideration. The Company issued an additional warrant to purchase up to 42,222 shares of common stock at an exercise price of $1.6728 per share to an investment-banking firm as partial compensation for services rendered in the private placement. All warrants issued in connection with this private placement expire on January 8, 2004.

     On March 31, 1999 the Company closed on a private placement offering of common stock and warrants. A total of 272,777 shares were sold to accredited investors at a price of $1.3138 each with total net proceeds to the Company of approximately $300,000. Warrants to purchase up to an aggregate of 272,777 shares at an exercise price of $1.3138 per share were granted to the purchasers for no additional consideration. The Company issued an additional warrant to purchase up to 27,278 shares of common stock at an exercise price of $1.3269 per share to an investment-banking firm as partial compensation for services rendered in the private placement. All warrants issued in connection with this private placement expire on March 29, 2004.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) INCOME TAXES

     Income tax expense (benefit) attributable to loss from operations consists of the following:

                                                            Years ended September 30,
                                                 ----------------------------------------------
                                                     2001             2000             1999
                                                 ------------     ------------     ------------
     Current:
              Federal                            $         --     $    (54,643)    $     11,974
              State                                    27,329          (15,895)              --
              Foreign                                  95,725           33,000               --
                                                 ------------     ------------     ------------
                                                      123,054          (37,538)          11,974
                                                 ------------     ------------     ------------

     Deferred:
              Federal                                      --               --           63,000
              State                                        --               --          (18,000)
                                                 ------------     ------------     ------------
                                                           --               --           45,000
                                                 ------------     ------------     ------------
     Total income tax expense (benefit)          $    123,054     $    (37,538)    $     56,974
                                                 ============     ============     ============

     The income tax expense (benefit) differed from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                            Years ended September 30,
                                                 ----------------------------------------------
                                                     2001             2000             1999
                                                 ------------     ------------     ------------
Computed "expected" tax benefit                  $ (1,480,906)    $   (307,838)    $    (24,209)
State income tax, net of federal benefit               18,037          (52,393)          (4,167)
Change in valuation allowance                       1,695,890          549,689          149,300
Foreign withholding tax                                95,725           33,000               --
Foreign tax credit available                          (95,725)         (33,000)              --
Research and development tax credit available        (142,000)        (175,000)        (148,170)
Other                                                  32,033          (51,996)          84,220
                                                 ------------     ------------     ------------
                                                 $    123,054     $    (37,538)    $     56,974
                                                 ============     ============     ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2001 and September 30, 2000 is presented below:

                                                              2001             2000
                                                          ------------     ------------
Deferred tax assets:
         Net operating loss carryforward                  $ 17,134,729     $ 14,725,116
         Capital loss carryforward                              75,291           75,291
         Tax credits                                         1,467,725        1,230,000
         Accounts payable and accrued expenses                 368,631          377,841
         Deferred revenue                                      863,265          329,904
         Accounts receivable allowance                         106,335           50,000
         Inventory capitalization                               67,706           47,000
         Depreciation and amortization                          29,638               --
         Other                                                 163,254          411,000
                                                          ------------     ------------
                   Total gross deferred tax assets          20,276,574       17,246,152
         Valuation allowance                               (20,071,436)     (16,690,689)
                                                          ------------     ------------

                  Net deferred tax assets                      205,138          555,463
                                                          ------------     ------------

Deferred tax liabilities:
         Accounts receivable                                    77,510          204,188
         Capitalized software development costs                127,628          335,268
         Depreciation and amortization                              --           16,007
                                                          ------------     ------------
                  Total gross deferred tax liabilities         205,138          555,463
                                                          ------------     ------------
                  Net deferred tax asset (liability)      $         --     $         --
                                                          ============     ============

     Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the full benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets as of September 30, 2001 and September 30, 2000. As of September 30, 2001, the Company has reported net operating loss carryforwards, research and development tax credits and foreign tax credits of approximately $42,861,000, $1,339,000 and $128,725, respectively. These carryforwards expire at various times from the year 2002 through 2021.

     The aforementioned carryforwards are subject to the limitation provisions of Internal Revenue Code sections 382 and 383. These sections provide limitations on the availability of net operating losses and credits to offset current taxable income and related income taxes when an ownership change has occurred. Any future ownership change could create a limitation with respect to loss carryforwards not currently subject to an annual limitation. Approximately $4,793,000 of the $42,861,000 net operating loss carryforwards relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $1,917,000 credited to additional paid-in capital.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) LEASE COMMITMENTS

     The Company is obligated under a capital lease for certain equipment that expires in 2003. At September 30, 2001, the gross amount of property and equipment and related accumulated amortization recorded under this capital lease was $9,525 and $6,668 respectively. Amortization of assets held under capital leases is included with depreciation expense.

     Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 2001 are as follows:

                                                                          Capital           Operating
       Year ending September 30                                            leases             leases
       ------------------------------------------------------------------------------------------------
       2002                                                                 $ 2,844        $ 1,366,606
       2003                                                                   1,185          1,453,264
       2004                                                                      --          1,403,814
       2005                                                                      --          1,410,380
       Thereafter                                                                --          3,444,019
                                                                         ------------------------------
           Total minimum lease payments                                       4,029        $ 9,078,083
                                                                                         ==============
       Less amount representing interest (at 17.7%)                             489
                                                                         -----------
       Present value of net minimum capital lease payments                    3,540
       Less current installments of obligations under capital lease           2,406
                                                                         -----------
       Obligations under capital lease, excluding current installments      $ 1,134
                                                                         ===========

     The Company leases office space in Jersey City, New Jersey under an operating lease that expires on May 31, 2006. Annual base rent under the lease agreement is approximately $244,000 and is included in the table above. The additional increase in rent expense has been included in the table above.

     The Company leases its primary office and production facility in Minnetonka, Minnesota, under an operating lease that expires in March 2008. Annual base rent under the lease agreement increases from approximately $559,000 to $620,000 over the remaining term of the lease and is included in the table above. In addition, the Company is obligated to pay a pro rata share for property taxes, maintenance and other operating expenses which is also included in the table above.

     The Company leases a facility in Maple Grove, Minnesota under an operating lease that expires in June 2003. Annual base rent under the lease agreement is approximately $77,200 and the Company is obligated to pay a pro rata share for property taxes, maintenance and other operating expenses. The Company subleases this office space to another company.

     The Company leases a sales and service office in Ontario, California under an operating lease that expires in May 2002. Annual base rent under the lease agreement is approximately $57,100 and is included in the table above.

     The Company entered into a sixty-nine month lease agreement with an estimated commencement date of March 1, 2002 for its sales and service office in Ontario, California. Annual base rent under the lease agreement increases from approximately $152,000 to $165,000 and is included in the table above. In addition, the Company is obligated to pay a pro rata share for property taxes, maintenance and other operating expenses which is not included in the table above since the amount is not yet determined.

     The Company leases general office equipment under operating leases that expire at various times through August 2006.

     Rent expense under these leases for the years ended September 30, 2001, 2000 and 1999 amounted to $1,003,069, $856,790 and $634,545, respectively. The office space leases provide for escalations based upon the general operating costs incurred by the lessor. Each lease is renewable for defined periods at the "Market Value Rent" at the time of renewal.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(17) RETIREMENT PLANS

     The Company currently sponsors two profit sharing and savings plans. One plan is for Visionics Corporation (the "Company") employees and the other is for Visionics Technology Corporation (the "Subsidiary") employees.

     The Company has a profit sharing and savings plan classified as a defined contribution plan and qualifying under Section 401(k) of the Internal Revenue Code. The Retirement Plan allows employees to defer a portion of their annual compensation through pre-tax contributions to the Retirement Plan. Participants may borrow against their accounts to a maximum of $50,000 or one-half of their vested aggregate account. At the discretion of the Board of Directors, the Company may make matching contributions up to an amount equal to 50% of the contributions made by each employee, subject to a maximum contribution for each employee of 5% of compensation. The Board may also make other discretionary contributions to the Retirement Plan. Matching contributions at September 30, 2001 and 2000 resulted in accrued compensation expense of $206,636 and $192,806 for the Company, respectively. Matching contributions have been paid through the issuance of Company common stock.

     The Subsidiary sponsors a 401(k) profit sharing plan. Employees are eligible to participate after three months of employment and having obtained age
21. At its discretion, the Subsidiary may make contributions which are allocated to eligible participants. Participants are fully vested in all amounts credited to their account. Participants may borrow against their accounts to a maximum of $50,000 or one-half of their vested aggregate account. Subsidiary contributions for the years ended September 30, 2001, 2000 and 1999 were $74,661, $64,997 and $52,612, respectively.

     For the years ended September 30, 2001, 2000 and 1999, the Company and Subsidiary combined incurred $232,269, $285,626 and $190,557 respectively, of expense related to these plans.

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
               Independent Auditors' Report
               Consolidated Balance Sheets: September 30, 2001 and 2000 Consolidated Statements of Operations: Years ended September 30,
                   2001, 2000 and 1999
               Consolidated Statements of Stockholders' Equity and Comprehensive
                   Income (Loss): Years ended September 30, 2001, 2000 and 1999
               Consolidated Statements of Cash Flows: Years ended September
                   30, 2001, 2000 and 1999
               Notes to Consolidated Financial Statements

     2.   Exhibits

          3.1 The Company's Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, effective March 11, 1993, File No. 33-58650 (the "1993 Form S-1"), and to Exhibit 3.1 to the Registrant's Report on Form 10-Q for the quarter ended March 31,
               1998).

          3.2 The Company's Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Report on Form 10-K for the year ended September 30, 1997 (the "1997 Form 10-K")).

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

          4.4 Convertible Subordinated Debenture Purchase Agreement dated December 1, 1997 between the Company and KA Investments LDC (incorporated by reference to Exhibit 10.1 to the 1997 Form 10-K).

          4.5 Warrant dated December 1, 1997 between the Company and KA Investments LDC for the purchase of 15,000 shares of the Company's common stock (incorporated by reference to Exhibit 10.2 to the 1997 10-K) and schedule of substantially identical documents executed by the Company (incorporated by reference to Exhibit 4.5 to the 1998 Form 10-K) and not filed pursuant to Instruction 2 to Item 601 of Regulation S-K.

          4.6 Registration Rights Agreement dated December 1, 1997 between the Company and KA Investments LDC (incorporated by reference to
               Exhibit 10.10 to the 1997 Form 10-K).

         10.1 Warrant dated December 1, 1997 between the Company and Miller Johnson & Kuehn, Inc. for the purchase of 125,000 shares of the Company's common stock (incorporated by reference to Exhibit 10.3 to the 1997 Form 10-K).

         10.2 Warrant dated March 18, 1997, between the Company and C. McKenzie Lewis III for the purchase of 8,000 shares of the Company's common stock (incorporated by reference to Exhibit 10.4 to the 1997 Form 10-K).

         10.3 Agreement and General Release dated October 31, 1997 between the Company and Glenn M. Fishbine (incorporated by reference to
               Exhibit 10.11 to the 1997 Form 10-K).

         10.4 General Credit and Security Agreement dated September 29, 1998 between the Company and SPECTRUM Commercial Services (incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K).

         10.5 First Amended Revolving Note dated October 15, 1998 of the Company payable to SPECTRUM Commercial Services, amending and restating Revolving Note dated as of September 29, 1998 (incorporated by reference to Exhibit 10.5 to the 1998 Form 10-K).

         10.6 Lease for Company premises dated November 7, 1989 (incorporated by reference from the Company's Registration Statement on Form S-18, effective December 6, 1990, File No. 33-36939C).

         10.7 Amendment to Lease for Company Premises dated March 11, 1996 (incorporated by reference to Exhibit 10.14 to the 1997 Form 10-K).

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

         10.9 1992 Restricted Stock Plan (incorporated by reference from the Company's 1993 Form S-1).

        10.10 1998 Stock Option Plan (incorporated by reference from Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended March 31, 1998).

        10.11 Form of Director Indemnification Agreement entered into between the Company and outside directors (incorporated by reference to Exhibit 10.17 to the 1997 Form 10-K).

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

        10.15 Loan Agreement dated November 19, 2000 between the Company and Associated Bank Minnesota (incorporated by reference to Exhibit
               10.15 to the 2000 Form 10-K).

        10.16 Amendment to Lease for Company Premises dated November 21, 2000 (incorporated by reference to Exhibit 10.16 to the 2000 Form 10-K).

         21.1  Subsidiaries of the Registrant.

         23.1  Consent of KPMG LLP.

(b)  REPORTS ON FORM 8-K.

          The Company filed a report on Form 8-K with the Securities and Exchange Commission on July 3, 2001 announcing that it closed on a private placement offering of common stock and warrants on June 29, 2001. A total of 1,302,862 shares were sold to accredited investors at a price of $4.50 each with total net proceeds to the Company of approximately $5.4 million. In addition, the Company issued warrants for 325,715 shares at an exercise price of $5.66 per share and 325,715 warrants at $6.79 per share to the purchasers for no additional consideration. The warrants are callable when the Company's stock price exceeds 150 percent of the warrant price for twenty consecutive trading days. The Company issued additional warrants to purchase up to 26,057 shares of common stock at an exercise price of $7.81 per share to an investment-banking firm as partial compensation for services rendered in the private placement.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MINNETONKA, MINNESOTA, ON THIS 27TH DAY OF DECEMBER 2001.

VISIONICS CORPORATION
---------------------
     (REGISTRANT)              /s/ Joseph J. Atick
                               -------------------
                                 Joseph J. Atick
                      President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS FORM 10-K HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES INDICATED.

SIGNATURE                   TITLE
---------                   -----


/s/ Joseph J. Atick                                           December 27, 2001
-------------------------                                     -----------------
Joseph J. Atick             Chairman of the Board of          Date
                            Directors, President and
                            Chief Executive Officer
                            (Principal Executive Officer)


/s/ Robert F. Gallagher                                       December 27, 2001
-------------------------                                     -----------------
Robert F. Gallagher         Chief Financial Officer           Date
                            (Principal Accounting Officer)


/s/ Jason Choo                                                December 27, 2001
-------------------------                                     -----------------
Jason Choo                  Director                          Date


/s/ John E. Haugo                                             December 27, 2001
-------------------------                                     -----------------
John E. Haugo               Director                          Date


/s/ George Latimer                                            December 27, 2001
-------------------------                                     -----------------
George Latimer              Director                          Date


/s/ John E. Lawler                                            December 27, 2001
-------------------------                                     -----------------
John E. Lawler              Director                          Date


/s/ C. McKenzie Lewis III                                     December 27, 2001
-------------------------                                     -----------------
C. McKenzie Lewis III       Director                          Date