Form 10-K405/A
period 2001-09-30
VISIONICS CORP
filed 2002-01-28
CIK 868373

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

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number:                0-18856
                       ---------------------------------------------------------


                              VISIONICS CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                     41-1545069
            --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

5600 Rowland Road, Minnetonka, Minnesota    55343         (952) 932-0888
- ---------------------------------------------------       --------------
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

      common stock, $.01 par value       December 31, 2001 - 28,799,140 shares
      ----------------------------       -------------------------------------
                 (Class)                             (Outstanding)

The aggregate market value of common stock held by non-affiliates as of December 31, 2001: $374,670,520

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the Company's executive officers and members of its Board of Directors. There are no family relationships between any director or officer.

         Name                              Age     Position
         ----                              ---     --------

         Joseph J. Atick(1)                 37     Chairman, President and Chief
                                                   Executive Officer
         C. McKenzie Lewis III(1)(2)(3)     55     Director
         George Latimer(2)(3)               66     Director
         John E. Haugo(2)(3)                66     Director
         John E. Lawler(1)(2)(3)            52     Director
         Jason Choo                         30     Director
         Robert F. Gallagher                46     Chief Financial Officer

(1)      Member of Nominating Committee.
(2)      Member of Compensation and Personnel Committee.
(3)      Member of Audit Committee.

         The following discussion sets forth the business experience and background of each of the persons identified above.

         Joseph J. Atick. Dr. Atick was appointed to the Board of Directors of the Company effective with the merger between Digital Biometrics, Inc. and Visionics Corporation on February 16, 2001 and was appointed Chairman of the Board of Directors of the Company on July 26, 2001. He has served as Chief Executive Officer of the Company since February 16, 2001 and as President of the Company since March 23, 2001. Dr. Atick has served as Chief Executive Officer of Visionics Technology Corporation since 1994.

         C. McKenzie Lewis III. Mr. Lewis has served as a director of the Company since 1994 and served as Chairman of the Board of Directors of the Company from October 28, 1996 through December 14, 1999. From 1986 to 1996, Mr. Lewis served as Chief Executive Officer and President and a director of Computer Network Technology Corporation, a developer and manufacturer of high performance extended channel networking systems. Mr. Lewis has over 26 years experience in the computer and data communications industry. Mr. Lewis is currently Managing Partner of Sherpa Partners, LLC, a Minnesota-based Venture Capital Fund.

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

         John E. Haugo. Dr. Haugo has served on the Company's Board of Directors since February 1998. Dr. Haugo has served as a director of Pointshare Corporation since August 2000. He was Chairman and Chief Executive Officer of MedServe Link, Inc. from January 1998 to August 2000, at which time it was acquired by Pointshare. Dr. Haugo was Vice President and General Manager of the Serving Software Group Business Unit of HBO and Company from September 1994 to March 1997. From April 1986 until September 1994, prior to its acquisition by HBO, Dr. Haugo was founder, President, Chairman and Chief Executive Officer of Serving Software, Inc. a provider of health care scheduling and resource management systems. From January 1976 to January 1981 he served as Chief Executive Officer of Minnesota Educational Computing Corporation.

         John E. Lawler. Mr. Lawler has served on the Company's Board of Directors since December 1999. Mr. Lawler has been President of East/West Financial Services, Inc., a diversified financial management and business consulting firm, since November 1987. He is also a co-founder of Sterling Wealth Management, Inc., a registered investment advisor and has served on its Board since October 1999. He currently serves as its Chief Executive Officer and Chairman of the Board. From November 1984 to March 1988, Mr. Lawler served as Executive Vice President of The Kamber Group, a public relations firm in Washington D.C. From March 1982 to October 1984, Mr. Lawler served as a Senior Vice President and Chief Financial Officer with Gray and Company, an advertising, public relations and lobbying firm. From January 1975 to March 1982, Mr. Lawler served as Chief of the Office of Finance of the U.S. House of Representatives in Washington, D.C.

         Jason Choo. Mr. Choo was appointed to the Board of Directors of the Company effective with the merger on February 16, 2001 having served on the board of Visionics Technology Corporation since 1998. He has served as Managing Director of Lonsdale Group, Ltd., an investment company, since 1998 and has served as Managing Director of EB Holdings Pte Ltd, also a private investment company, for more than five years. In addition, he currently serves as Chairman of iCentric Software Limited, an enterprise software developer based in Singapore.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and the holders of 10 percent or more of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Based on the Company's review of copies of such reports received by it, or written representations from reporting persons, the Company believes that during fiscal year 2001 its directors and executive officers filed all reports on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation paid by the Company for the last three fiscal years to its Chief Executive Officers and each other executive officer whose cash compensation exceeded $100,000 in fiscal year 2001 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                                                   AWARDS
                                                                                   ------
                                                         ANNUAL COMPENSATION     SECURITIES
             NAME AND                                  -----------------------   UNDERLYING      ALL OTHER
        PRINCIPAL POSITION                    YEAR       SALARY        BONUS       OPTIONS     COMPENSATION
- ------------------------------------------   ------    ----------    ---------    ---------   --------------
Joseph J. Atick(1)                            2001      $236,776     $ 50,000           --     $  6,618 (5)
    President and Chief Executive             2000       201,605           --           --        6,560 (5)
         Officer                              1999       155,690       10,000           --        4,182 (5)

Robert F. Gallagher (2)                       2001       136,044       18,000       75,000           --
    Chief Financial Officer

James C. Granger(3)                           2001         9,167           --                    94,066 (6)
    Former President and Chief                2000       208,333           --      100,000        4,998 (7)
         Executive Officer                    1999       197,918      100,000           --        4,995 (7)

John J. Metil(4)                              2001        99,791           --      125,000      130,810 (8)
    Former President, Chief Executive         2000       178,334       18,500      150,000        4,998 (7)
         Officer, Executive Vice President    1999       162,917       82,500           --        5,000 (7)
         Chief Operating Officer and
         Chief Financial Officer

- ------------------------------------------

(1) Mr. Atick served as Chief Executive Officer of the Company since February 16, 2001 and as President since March 23, 2001.
(2) Mr. Gallagher has served as Chief Financial Officer since November 6, 2000.
(3) Mr. Granger served as President and Chief Executive Officer of the Company from January 1, 1997 through October 18, 2000.
(4) Mr. Metil served as Chief Executive Officer of the Company from October 18, 2000 through February 15, 2001. Mr. Metil served as President from October 18, 2000 through March 23, 2001, as Executive Vice President of the Company from November 1, 1998 through October 18, 2000 and as Chief Operating Officer and Chief Financial Officer from April 1, 1997 through October 18, 2000.
(5) Represents profit sharing pension amount paid by the Company to the 401(k) plan.
(6) Represents $5,249 Company match, paid in shares of the Company's common stock, of employee 401(k) contributions and $88,817 of consulting pay.
(7) Represents Company match, paid in shares of the Company's common stock, of employee 401(k) contributions.
(8) Represents $5,249 Company match, paid in shares of the Company's common stock, of employee 401(k) contributions and $125,561 of consulting pay.

                     STOCK OPTION GRANTS IN FISCAL YEAR 2001

                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                             NUMBER OF                                                         ANNUAL RATES OF STOCK
                            SECURITIES     PERCENT OF TOTAL                                   PRICE APPRECIATION FOR
                            UNDERLYING     OPTIONS GRANTED     EXERCISE OR                        OPTION TERM(3)
                              OPTIONS      TO EMPLOYEES IN     BASE PRICE      EXPIRATION    ------------------------
          NAME              GRANTED(1)       FISCAL YEAR       ($/SHARE)(2)       DATE           5%            10%
- -----------------------    ------------   -----------------   --------------   -----------   ----------    ----------
Robert F. Gallagher             75,000           11%               $6.188        11/16/07     $188,935      $440,300
John J. Metil                  125,000           19%                6.000        10/31/07      305,325       711,538

- -------------------------
(1) Subject to acceleration at the discretion of the Compensation Committee or upon the death or disability of the optionee, each option becomes cumulatively exercisable with respect to 33 1/3 percent of the shares covered on each of the first three anniversaries of the grant date.
(2) Fair market value per share on the date of grant in accordance with the terms of the stock option plans.
(3) The 5 percent and 10 percent assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future market price of the Company's common stock.


                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2001
                        AND FISCAL YEAR END OPTION VALUES

                                                                                              VALUE OF UNEXERCISED
                                                             NUMBER OF SECURITIES             IN-THE-MONEY OPTIONS
                             SHARES                         UNDERLYING UNEXERCISED           AT FISCAL YEAR END(1)
                           ACQUIRED ON       VALUE        OPTIONS AT FISCAL YEAR END     -----------------------------
          NAME              EXERCISE        REALIZED     EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
- ----------------------    -------------    ----------    -----------    -------------    ------------    -------------
Robert F. Gallagher               --       $       --            --          75,000       $       --       $  426,900
James C. Granger             533,330        1,768,185             3          66,667               25          492,000
John J. Metil                 85,000          348,288       165,000         225,000        1,513,633        1,473,000

- --------------------------

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2001, the number of shares of the Company's common stock beneficially owned by (i) each person known to be the beneficial owner of five percent or more of the total issued and outstanding shares of the Company's common stock, (ii) each director, (iii) each of the Named Officers appearing in the Summary Compensation Table above and (iv) all officers and directors as a group. Any shares reflected in the following table which are subject to an option or a warrant are deemed to be outstanding for the purpose of computing the percentage of the Company's issued and outstanding common stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of the Company's issued and outstanding common stock owned by any other person. Except as otherwise indicated, each beneficial owner has sole voting and investment power over the outstanding shares of which he has beneficial ownership.

                                                                Shares Beneficially Owned(1)
                                                              -------------------------------
    Name of Beneficial Owner/Group                              Number               Percent
    ------------------------------                              ------               -------
    Lonsdale Group Ltd.(2)                                     1,036,452                3.6
    Jason Choo(2)                                                  2,690                  *
    Joseph J. Atick                                            1,687,905                5.9
    George Latimer(3)                                             49,452                  *
    John E. Lawler(4)                                             25,101                  *
    C. McKenzie Lewis III(5)                                     133,031                  *
    John E. Haugo(6)                                              78,452                  *
    Robert F. Gallagher(7)                                        25,364                  *
    All officers and directors as a group of seven persons     3,038,447               10.5

    James C. Granger                                                  --                 --
    John J. Metil(8)                                              62,280                  *

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

(2) Mr. Choo serves as Managing Director of Lonsdale Group, Ltd.

(3) Includes 19,452 shares of common stock beneficially owned by Mr. Latimer and options for the purchase of an aggregate of 30,000 shares of common stock.

(4) Includes 6,101 shares of common stock beneficially owned by Mr. Lawler and options for the purchase of an aggregate of 19,000 shares of common stock.

(5) Includes 48,031 shares of common stock beneficially owned by Mr. Lewis and options for the purchase of an aggregate of 85,000 shares of common stock.

(6) Includes 33,452 shares of common stock beneficially owned by Mr. Haugo and options for the purchase of an aggregate of 45,000 shares of common stock.

(7) Includes 364 shares of common stock beneficially owned by Mr. Gallagher and options for the purchase of an aggregate of 25,000 shares of common stock.

(8) Consists of 62,280 shares of common stock beneficially owned by Mr. Metil.

    There are no arrangements known to the Company which at a later date may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K/A TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MINNETONKA, MINNESOTA, ON THIS 28TH DAY OF JANUARY 2002.

VISIONICS CORPORATION
- ---------------------
     (REGISTRANT)            /s/ Robert F. Gallagher
                             -----------------------
                               Robert F. Gallagher
                             Chief Financial Officer