Form 10-Q
period 2001-12-31
VISIONICS CORP
filed 2002-02-14
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    December 31, 2001
                              --------------------------------------------------

                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from________________________to________________________

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


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

      common stock, $.01 par value      January 31, 2002 - 28,841,202 shares
      ----------------------------      ------------------------------------
                 (Class)                            (Outstanding)

                              VISIONICS CORPORATION
                      THREE MONTHS ENDED DECEMBER 31, 2001
                                      INDEX


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
----------------------------

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
----------

                              VISIONICS CORPORATION
                      THREE MONTHS ENDED DECEMBER 31, 2001

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As provided for under the Private Securities Litigation Reform Act, the Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors, including the Company's ability to maintain profitability, introduce new products and services, build profitable revenue streams around new product and service offerings, maintain loyalty and continued purchasing of the Company's products by existing customers, execute on customer delivery and installation schedules, collect outstanding accounts receivable and manage the concentration of accounts receivable and other credit risks associated with selling products and services to governmental entities and other large customers, create and maintain satisfactory distribution and operations relationships with automated fingerprint identification system ("AFIS") vendors, attract and retain key employees, secure timely and cost-effective availability of product components, meet increased competition, maintain adequate working capital and liquidity, including the availability of financing as may be required, and upgrade products and develop new technologies. For a more complete description of such factors, see "Risk Factors" under Item 7 of the Company's Form 10-K report for the year ended September 30, 2001.

                     VISIONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   December 31,     September 30,
                                                                                       2001              2001
                                                                                  -------------     -------------
Current assets:
     Cash and cash equivalents                                                    $  32,343,559     $   9,716,772
     Restricted cash (note 5)                                                            80,915            80,915
     Accounts receivable, less allowance for doubtful accounts of $233,000
         and $266,000, respectively                                                   5,399,971         6,704,761
     Inventory (note 6)                                                               6,604,537         5,999,894
     Prepaid expenses and other costs                                                   544,380           452,847
                                                                                  -------------     -------------
         Total current assets                                                        44,973,362        22,955,189
                                                                                  -------------     -------------

Property and equipment                                                                5,178,412         4,775,102
     Less accumulated depreciation and amortization                                  (3,250,250)       (3,052,603)
                                                                                  -------------     -------------
                                                                                      1,928,162         1,722,499
                                                                                  -------------     -------------

Software development costs, net of accumulated amortization of $333,288
     and $294,338, respectively                                                         644,686           683,635

Other assets, net of accumulated amortization of $74,971 and $71,435,
     respectively                                                                        53,784            54,556
                                                                                  -------------     -------------
                                                                                  $  47,599,994     $  25,415,879
                                                                                  =============     =============


Current liabilities:
     Accounts payable                                                             $   1,375,810     $   1,690,642
     Deferred revenue (note 2)                                                        7,121,155         7,653,552
     Other accrued expenses (note 8)                                                  1,055,635         1,460,576
     Current installments of notes payable                                               12,976            16,857
     Current installments of capital lease obligations                                       --             2,406
                                                                                  -------------     -------------
         Total current liabilities                                                    9,565,576        10,824,033

     Deferred revenue, excluding current portion                                      1,044,703         1,101,614
     Notes payable, excluding current installments                                        9,664            12,258
     Capital lease obligations, excluding current installments                               --             1,134
                                                                                  -------------     -------------
         Total liabilities                                                           10,619,943        11,939,039
                                                                                  -------------     -------------
Stockholders' equity (note 9):
     Preferred stock, undesignated, par value $.01 per share, 5,000,000 shares
         authorized, none issued                                                             --                --
     Common stock, $.01 par value. Authorized, 40,000,000 shares; issued
         and outstanding 28,799,140 and 25,431,298 shares, respectively                 287,991           254,313
     Additional paid-in capital                                                      85,183,608        60,090,870
     Deferred compensation                                                             (107,875)         (126,250)
     Accumulated deficit                                                            (48,382,014)      (46,748,577)
     Accumulated other comprehensive income (loss)                                       (1,659)            6,484
                                                                                  -------------     -------------
         Total stockholders' equity                                                  36,980,051        13,476,840
                                                                                  -------------     -------------
                                                                                  $  47,599,994     $  25,415,879
                                                                                  =============     =============

          See accompanying notes to consolidated financial statements.

                     VISIONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                December 31,
                                                           2001             2000
                                                       ------------     ------------
Revenue:
     Live scan identification systems                  $  4,177,635     $  4,802,486
     Live scan maintenance                                2,462,250        1,718,417
     FaceIt license                                         521,069          381,333
     FaceIt services                                        317,987          296,501
                                                       ------------     ------------
         Total revenue                                    7,478,941        7,198,737
                                                       ------------     ------------
Cost of revenue:
     Live scan identification systems                     2,445,238        3,139,879
     Live scan maintenance                                1,707,935        1,352,046
     FaceIt license                                         136,643           64,740
     FaceIt services                                        226,996          247,743
                                                       ------------     ------------
         Total cost of revenue                            4,516,812        4,804,408
                                                       ------------     ------------
     Gross margin                                         2,962,129        2,394,329
                                                       ------------     ------------
Selling, general and administrative expenses:
     Sales and marketing                                  1,405,278        1,136,698
     Engineering and development                          1,984,795        1,144,911
     General and administrative                           1,350,054          948,038
     Non-recurring charges                                       --          706,011
                                                       ------------     ------------
         Total expenses                                   4,740,127        3,935,658
                                                       ------------     ------------
Loss from operations                                     (1,777,998)      (1,541,329)
Other income (expense), net                                 161,734           71,941
                                                       ------------     ------------
Loss before income taxes                                 (1,616,264)      (1,469,388)
Provision for income taxes                                   17,173               --
                                                       ------------     ------------
Loss before accounting change                            (1,633,437)      (1,469,388)
Cumulative effect of change in accounting principle              --       (1,435,652)
                                                       ------------     ------------
Net loss                                               $ (1,633,437)    $ (2,905,040)
                                                       ============     ============
Loss per common share - basic and assuming dilution
---------------------------------------------------
Loss before accounting change                          $      (0.06)    $      (0.07)
Cumulative effect of change in accounting principle              --            (0.06)
                                                       ------------     ------------
Net loss per common share                              $      (0.06)    $      (0.13)
                                                       ============     ============

Weighted average common shares outstanding               27,761,927       23,162,974
                                                       ============     ============

          See accompanying notes to consolidated financial statements.

                     VISIONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                          December 31,
                                                                  -----------------------------
                                                                      2001             2000
                                                                  ------------     ------------
Cash flows from operating activities:
         Net loss                                                 $ (1,633,437)    $ (2,905,040)
         Adjustments to reconcile net loss to net cash used in
              operating activities:
                  Provision for doubtful accounts receivable           (32,995)              --
                  Stock-based compensation                             118,140          118,482
                  Depreciation and amortization                        210,319          244,432
                  Amortization of software development costs            38,949           36,271
                  Write-off of intangible assets                            --              607
                  Loss on disposal of fixed assets                         471               --

         Changes in operating assets and liabilities:
                  Restricted cash                                           --         (625,000)
                  Accounts receivable                                1,337,785        3,416,763
                  Inventories                                         (604,643)      (1,146,673)
                  Prepaid expenses                                     (91,533)        (354,642)
                  Security deposits and other assets                        --           76,310
                  Accounts payable and accrued expenses               (450,028)        (956,968)
                  Deferred revenue                                    (589,308)       1,810,858
                                                                  ------------     ------------
         Net cash used in operating activities                      (1,696,280)        (284,600)
                                                                  ------------     ------------
Cash flows from investing activities:
         Purchase of property and equipment                           (412,916)        (310,252)
         Patents, trademarks, copyrights and licenses                   (2,765)          (5,386)
                                                                  ------------     ------------
         Net cash used in investing activities                        (415,681)        (315,638)
                                                                  ------------     ------------
Cash flows from financing activities:
         Principal payments on capital lease obligations                (3,540)              --
         Repayment of notes payable                                     (6,475)          (3,592)
         Net proceeds from private placement of common stock        18,907,398               --
         Exercise of stock options and warrants                      5,849,508          109,678
                                                                  ------------     ------------
         Net cash provided by financing activities                  24,746,891          106,086
                                                                  ------------     ------------
Effect of exchange rates on cash                                        (8,143)           1,216

Increase (decrease) in cash and cash equivalents                    22,626,787         (492,936)

Cash and cash equivalents at beginning of period                     9,716,772        3,623,574
                                                                  ------------     ------------
Cash and cash equivalents at end of period                        $ 32,343,559     $  3,130,638
                                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)


(1) DESCRIPTION OF BUSINESS

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

         A majority of the Company's revenues in the three-month periods ended December 31, 2001 and 2000 were derived from product sales, maintenance, and applications development services to governmental customers. The Company's sales have historically included large purchases by a relatively small number of customers. This concentration of sales among few relatively large customers is expected to continue in the foreseeable future. Furthermore, the nature of government markets and procurement processes is expected to result in continued quarter-to-quarter fluctuations in the Company's revenues and earnings which are and will continue to be difficult to predict.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of its wholly owned subsidiary Visionics Technology Corporation located in New Jersey and its wholly owned British subsidiary, Visionics Ltd. All material intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2001 that has been filed with the SEC.

(b) ACCOUNTING CHANGE

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. In October 2000, the SEC provided interpretive guidance for SAB 101.

         Effective October 1, 2000, the Company changed its method of accounting for certain identification systems revenue. Since most of the equipment the Company sells includes installation provided by the Company, under SAB 101, a significant portion of revenue recognition is deferred until installation, particularly where the equipment is integrated to an outside network. Prior to October 1, 2000 the Company generally recognized product revenue on the date of shipment for orders which were f.o.b. origin and upon

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)


delivery for f.o.b. destination. The Company recorded a $1,436,000 cumulative effect of an accounting change in the three-month period ended December 31, 2000 with the adoption of SAB 101. Under this accounting change, $3,890,000 of revenue recorded in periods prior to October 1, 2000 was recorded as revenue again as the equipment was installed in fiscal 2001.

(c) EFFECT OF NEW ACCOUNTING STANDARDS

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

         The Company has adopted Statement 144 effective October 1, 2001. There was no material impact on the Company's financial statements with its adoption.

(3) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company extends credit to substantially all of its customers. Approximately 76% of customer accounts receivable at December 31, 2001 were from government agencies, of which 26% was from one customer. Approximately 85% of customer accounts receivable at September 30, 2001 were from government agencies, of which 54% was from three customers. Revenue from two customers in the three-month period ended December 31, 2001 accounted for 38% of total revenue, and revenue from one customer in the three-month period ended December 31, 2000 accounted for 20% of total revenue. Foreign revenue for the three-month period ended December 31, 2001 was 4% of total revenue compared to 2% the same prior-year period.

(4) STATEMENT OF CASH FLOWS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)


           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
           CASH PAID FOR:

                                                        Three Months Ended
                                                           December 31,
                                                       2001           2000
                                                    ----------     ----------
               Interest                               $ 1,645        $ 1,111
               Income taxes                            17,173             --


(5) RESTRICTED CASH

         Pursuant to normal contractual terms of a federally funded development grant, the Company was required to establish either a performance bond or an escrow account equal to the amounts payable to certain major subcontractors for the project aggregating $625,000. Since the Company was in a strong cash position, it chose to establish the escrow and avoid the cost of the performance bond. The amount held in escrow is released upon proof of payment to the subcontractors. The restricted balance as of December 31, 2001 is $80,915.

(6) INVENTORY

         Inventory is valued at standard cost which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                                    December 31,   September 30,
                                                        2001           2001
                                                    ------------   ------------

               Components and subassemblies         $  4,052,235   $  3,595,310
               Work in process                           670,688        556,279
               Finished goods                            687,500        417,225
               Finished goods shipped to customers
                   awaiting installation               1,194,114      1,431,080
                                                    ------------   ------------
                                                    $  6,604,537   $  5,999,894
                                                    ============   ============

(7) LINES OF CREDIT

         The Company has an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire on March 30, 2003. There were no borrowings under this line at December 31, 2001.

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)


(8) OTHER ACCRUED EXPENSES

         Other accrued expenses consists of:

                                                    December 31,   September 30,
                                                        2001           2001
                                                    ------------   ------------
               Accrued salaries, bonuses and
                   commissions                      $    110,618   $    523,286
               Accrued vacation                          509,974        411,809
               Accrued warranty costs                    103,351        135,332
               Other accrued expenses                    331,692        390,149
                                                    ------------   ------------
                                                    $  1,055,635   $  1,460,576
                                                    ============   ============

(9) STOCKHOLDERS' EQUITY

         During the three-month period ended December 31, 2001, the Company granted stock option awards to employees for the purchase of an aggregate of 612,200 shares of common stock. These options are exercisable at prices ranging form $13.20 to $15.20 per share and expire in 2008.

         On December 31, 2001, the Company issued 18,696 shares of common stock to satisfy the Company's 2001 discretionary matching to employees electing participation in the Company's 401(k) retirement plan. The issuance increased common stock and additional paid-in capital by $269,745 and reduced accrued compensation by the same amount.

         In November 2001, the Company issued options to acquire an aggregate of 20,000 shares of the Company's common stock with an exercise price of $15.41 per share for services provided. The Company has recorded compensation expense in the amount of $85,284 related to the granting of these options for the three-month period ending December 31, 2001.

         In October 2001, the Company issued a warrant to purchase up to 25,000 shares of common stock at an exercise price of $13.20 per share as compensation for services in connection with an equity financing. The warrant expires on October 23, 2006.

(10) PRIVATE PLACEMENT

         On October 11, 2001, the Company closed on a private placement offering of common stock and warrants. A total of 1,801,800 shares were sold to accredited investors at a price of $11.10 each. Net proceeds to the Company were approximately $18,907,000. The Company issued a warrant to purchase up to 36,036 shares of common stock at an exercise price of $16.86 per share to an investment-banking firm as partial compensation for services rendered in the private placement. The warrant expires on October 11, 2006.

                              VISIONICS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)


(11) NET INCOME (LOSS) PER COMMON SHARE

         The per share computations are based on the weighted average number of common shares outstanding during the periods.

                                                        Three Months Ended
                                                           December 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
     Shares outstanding at beginning of period       25,431,298      23,115,781

     Shares issued under retirement plan                 18,696          73,923

     Exercise of options and warrants                 1,547,346          63,633

     Shares issued for private placement              1,801,800              --
                                                   ------------    ------------
     Shares outstanding at end of period             28,799,140      23,253,337
                                                   ============    ============
     Weighted average common shares outstanding -
         basic and diluted                           27,761,927      23,162,974

     Net loss                                      $ (1,633,437)   $ (2,905,040)
                                                   ============    ============
     Net loss per common share - basic and
         diluted                                   $      (0.06)   $      (0.13)
                                                   ============    ============


         The following is a summary of those securities outstanding at December 31 for the respective periods, which have been excluded from the calculations because the effect on net loss per common share is anti-dilutive:

                                        For the Three-Month Period
                                            Ended December 31,
                                       ---------------------------
                                         2001              2000
                                       ---------------------------
                   Options             2,877,562         3,799,044
                   Warrants              579,834           585,017

                              VISIONICS CORPORATION
                      THREE MONTHS ENDED DECEMBER 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         As more fully described in the subsection "Risk Factors" under Item 7 of the Company's Form 10-K report for the year ended September 30, 2001 and Form S-3 filed on October 30, 2001, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding intent, belief or current expectations of the Company and its management and are made in reliance upon the "safe harbor" provisions of the Securities Litigation Reform Act of 1995. Stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.

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

                              VISIONICS CORPORATION
                      THREE MONTHS ENDED DECEMBER 31, 2001

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

         Visionics is engaged in a joint venture with Lakes Gaming, Inc., formerly known as Grand Casinos, Inc., named TRAK 21 Development, LLC, to develop, test and market an automated wagering tracking system based on technology developed by Visionics. This system is intended to track the betting activity of casino patrons playing blackjack. Visionics has no material ongoing liability as a result of the joint venture. Visionics' financial results would not be materially impacted if TRAK 21 Development, LLC were dissolved.

                              VISIONICS CORPORATION
                      THREE MONTHS ENDED DECEMBER 31, 2001

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

ACCOUNTING POLICIES

         In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgment based on its understanding and analysis of the relevant circumstances. Note 1 to the consolidated financial statements provides a summary of the significant accounting policies followed in the preparation of the financial statements.

The Company's critical accounting policies include the following:

REVENUE RECOGNITION
-------------------

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

                              VISIONICS CORPORATION
                      THREE MONTHS ENDED DECEMBER 31, 2001

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

WARRANTY COSTS
--------------

         Estimated product warranty costs for live scan systems are accrued when the revenue is recognized and is based on its experience. Revenue for live scan systems is usually recognized at time of installation.

VALUATION OF ACCOUNTS RECEIVABLE
--------------------------------

         Management reviews accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for doubtful accounts, management considers the Company's history of write-offs, relationships with its customers, and the overall credit worthiness of its customers.

VALUATION OF INVENTORY
----------------------

         Management reviews obsolescence to determine that inventory items deemed obsolete are appropriately reserved. In making the determination management considers the Company's history of write-offs, future sales of related products, and quantity of inventory at the balance sheet date assessed against each parts past usage rates and future expected usage rates.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS
--------------------------------------

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

         Total revenue increased 4% to $7,479,000 for the three months ended December 31, 2001 compared to $7,199,000 in the same prior-year period. Live scan identification systems revenue

                              VISIONICS CORPORATION
                      THREE MONTHS ENDED DECEMBER 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


decreased 13% to $4,178,000 compared to $4,802,000 in the same prior-year period. The decrease is primarily due to a decrease in the number of live scan system installations, partially offset by a favorable product mix. These systems are primarily sold to government agencies. The nature of government markets and procurement processes result in unpredictable quarter-to-quarter fluctuations.

         Live scan maintenance revenue was $2,462,000 for the three months ended December 31, 2001 compared to $1,718,000 for the same prior-year period, an increase of 43%. This increase is due primarily to a larger installed base of live scan systems covered by maintenance agreements.

         FaceIt license revenue increased 37% to $521,000 for the three months ended December 31, 2001 compared to $381,000 for the same prior-year period. Approximately $80,000 of this increase was generated from an increase revenue from its subsidiary in the United Kingdom.

         FaceIt service revenue increased 7% to $318,000 for the three months ended December 31, 2001 compared to $297,000 for the same prior-year period. This increase is primarily due to providing custom development services to additional customers. FaceIt service revenue in the prior-year three-month period was primarily provided under one United States government contract.

         Revenue from two customers in the three-month period ended December 31, 2001 accounted for 38% of total revenue, and revenues from one customer in the same prior-year period accounted for 20% of total revenue. Foreign revenue for the three-month period ended December 31, 2001 and 2000 was 4% and 2%, respectively, of total revenue.

         Overall gross margin for the three months ended December 31, 2001 and 2000 was 40% and 33%, respectively.

         Gross margin on live scan identification systems revenue was 41% for the three months ended December 31, 2001 compared to 35% in the same prior-year period. Gross margins benefited the current-year period from a favorable product mix and, to a lesser extent, lower product warranty costs.

         Live scan maintenance margin for the three months ended December 31, 2001 and 2000 was 31% and 21%, respectively. This increase is due in part to improved product reliability. The maintenance staff does new installations as well as provides maintenance services. The Company has increased staffing in this area to accommodate the growing install base. When they are performing installation and warranty work their time is charged to identification cost of sales.

         Gross margin on FaceIt license revenue decreased to 74% for the three-month period ended December 31, 2001 from 83% during the same prior-year period due primarily to an increase in personnel-related costs for licensing administration and post contract customer support.

         FaceIt service margin increased to 29% during the current-year three-month period from 16% during the same prior-year period. The increase in margin is due primarily to services provided to commercial customers that have higher billable rates than government contracts. FaceIt service revenue in the prior-year three-month period was primarily provided under one United States government contract.

                              VISIONICS CORPORATION
                      THREE MONTHS ENDED DECEMBER 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Sales and marketing expense for the three-month period ended December 31, 2001 was $1,405,000 or 19% of total revenue compared to $1,137,000 or 16% of total revenue for the same prior-year period. The increase in sales and marketing expense is due primarily to an increase in personnel and promotional activities for new product marketing. The Company expects sales and marketing expenses to be in a similar range in the second quarter of fiscal 2002, dropping to 14 to 16 percent of total revenue during the second half of the fiscal year.

         Engineering and development expense was $1,985,000 or 27% of total revenue for the three-month period ended December 31, 2001 compared to $1,145,000 or 16% of total revenue in the same prior-year period. The increase in expense is due primarily to an increase in personnel and new product development costs related to IBIS, the biometric network platform and other new products. In addition, there was a decrease in billable customer contracts for custom software development. Engineering expenses for the three-month periods ended December 31, 2001 and 2000 are net of $21,000 and $159,000, respectively, of costs related to a federally funded demonstration project grant. The Company expects engineering and development expenses to be in a similar range in the second quarter of fiscal 2002, dropping to 13 to 15 percent of total revenue during the second half of the fiscal year.

         General and administrative expense for the three-month periods ended December 31, 2001 was $1,350,000 or 18% of total revenue compared to $948,000 or 13% of total revenue in the same prior-year period. The increase in expense is due primarily to legal costs associated with licensing agreements, professional recruitment services and a $85,000 non-cash charge for the valuation of stock options granted to a contractor. The Company expects general and administrative expenses to be in a similar dollar range in the second quarter of fiscal 2002, with a decrease as a percent of total revenue during the second half of the fiscal year.

         Non-recurring charges for the three-month period ended December 31, 2000 of $706,000 consist primarily of professional service costs associated with merger activities.

         Other income, net increased to $162,000 for the three months ended December 31, 2001 from $72,000 for the same prior-year period due primarily to an increase in interest income from higher cash balances.

         The provision of income taxes of $17,000 for the current-year three-month period is due to state income taxes.

         The Company generated a net loss for the three-month period ended December 31, 2001 of $1,633,000, or $0.06 per share loss, as compared to a net loss of $2,905,000, or $0.13 per share loss, for the same prior-year period. The cumulative effect of the change in accounting principle resulted in a $0.06 per share loss during the prior-year three-month period. The effect on the prior-year three-month period for the non-recurring charges of $706,000 equates to a $0.03 per share loss.

INFLATION

         The Company does not believe inflation has significantly affected revenues or expenses.

                              VISIONICS CORPORATION
                      THREE MONTHS ENDED DECEMBER 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET OPERATING LOSS CARRYFORWARDS

         At December 31, 2001, the Company had carryforwards of net operating losses of approximately $51,427,000 that may allow the Company to reduce future income taxes that would otherwise be payable. The carryforwards are subject to the limitation provisions of Internal Revenue Code sections 382 and 383. These sections provide limitations on the availability of net operating losses and credits to offset current taxable income and related income taxes when an ownership change has occurred. Any future ownership change could create a limitation with respect to loss carryforwards not currently subject to an annual limitation. Approximately $11,108,000 of the $51,427,000 net operating loss carryforwards relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $4,443,000 credited to additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         The Company established an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with Associated Bank Minnesota. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire on March 30, 2003. There were no borrowings under this line at December 31, 2001.

         At December 31, 2001, the Company had $32,344,000 in cash and cash equivalents and $81,000 of restricted cash. On October 11, 2001, the Company closed on a private placement offering of common stock and warrants. A total of 1,801,800 shares were sold to accredited investors at a price of $11.10 each. Net proceeds to the Company approximated $19 million. Historically, the Company has been reliant on the availability of outside capital to sustain its operations. Management believes that cash, cash equivalents, and other working capital provided from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements of the Company's business as it has existed historically.

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

ANALYSIS OF CASH FLOWS FROM OPERATIONS

         Net cash used in operating activities was $1,696,000 for the three months ended December 31, 2001 compared to $285,000 in the same prior-year period. Cash flow from operating activities benefited the current year-period from a reduction in the net loss and a smaller increase in inventory, the prior-year period benefited from more customer prepayments of maintenance services and accounts receivable collections.

                              VISIONICS CORPORATION
                      THREE MONTHS ENDED DECEMBER 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Net cash used in investing activities increased to $416,000 for the three months ended December 31, 2001 from $316,000 the same prior-year period due primarily to an increase in the purchase of equipment to support new product development, computer equipment, and leasehold improvements.

         Net cash provided by financing activities was $24,747,000 for the three-month period ended December 31, 2001 compared to $106,000 during the same prior-year period. Cash from financing activities during the current-year period was provided primarily from a private placement of common stock that closed on October 11, 2001, and to a lesser extent, stock option and warrant exercises.

                              VISIONICS CORPORATION
                      THREE MONTHS ENDED DECEMBER 31, 2001


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks with our $2 million line of credit of which there were no borrowings outstanding at December 31, 2001. The line bears interest at a rate of one half percent (0.5%) above the prime rate. The Company is subject to foreign currency exposure, primarily with the British Pound and the Euro. At December 31, 2001 the Company's exposure to foreign currency fluctuations is not significant and primarily related to the Company's translation adjustment to convert its United Kingdom subsidiary into U.S. dollars.

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

      (a)   Not applicable.
      (b)   Not applicable.
      (c)   Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5. OTHER INFORMATION

            None

ITEM 6. (a) EXHIBITS

            Exhibit 10.20 Change in Terms Agreement dated December 19, 2001 between the Company and Associated Bank Minnesota.

            Exhibit 10.21 Business Loan Agreement dated December 19, 2001 between the Company and Associated Bank Minnesota.

        (b) REPORTS ON FORM 8-K

                  The Company filed a report on Form 8-K with the Securities and
            Exchange Commission on October 18, 2001 announcing that it closed on a private placement offering of common stock and warrants. A total of 1,801,800 shares were sold to accredited investors at a price of $11.10 each with total net proceeds to the Company of approximately $19.0 million. The Company issued warrants to purchase up to 36,036 shares of common stock at an exercise price of $16.86 per share to an investment-banking firm as partial compensation for services rendered in the private placement.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           VISIONICS CORPORATION
                                        --------------------------
                                                (Registrant)




February 14, 2002                       /s/ Robert F. Gallagher
                                        --------------------------
                                        Robert F. Gallagher
                                        Chief Financial Officer