Form 10-Q
period 2002-03-31
VISIONICS CORP
filed 2002-05-14
CIK 868373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    March 31, 2002
                              --------------------------------------------------

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


Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date.

      common stock, $.01 par value        April 30, 2002 - 29,001,572 shares
      ----------------------------        ----------------------------------
                 (Class)                              (Outstanding)

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2002
                                      INDEX


PART I - FINANCIAL INFORMATION:
-------------------------------
                                                                            PAGE
     ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     CONSOLIDATED BALANCE SHEETS                              4
                     CONSOLIDATED STATEMENTS OF OPERATIONS                    5
                     CONSOLIDATED STATEMENTS OF CASH FLOWS                    6
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               7

     ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS             12

     ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK                                         22


PART II - OTHER INFORMATION:
----------------------------

     ITEM 1.       LEGAL PROCEEDINGS                                         22

     ITEM 2.       CHANGES IN SECURITIES                                     22

     ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                           22

     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS                                          22

     ITEM 5.       OTHER INFORMATION                                         22

     ITEM 6. (a)   EXHIBITS                                                  22
             (b)   REPORTS ON FORM 8-K                                       22

SIGNATURES                                                                   23
----------

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2002

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in this Form 10-Q include forward-looking statements made within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As provided for under the Private Securities Litigation Reform Act, the Company cautions investors that actual results of future operations may differ from those anticipated in forward-looking statements due to a number of factors, including the Company's ability to maintain profitability, introduce new products and services, build profitable revenue streams around new product and service offerings, maintain loyalty and continued purchasing of the Company's products by existing customers, execute on customer delivery and installation schedules, collect outstanding accounts receivable and manage the concentration of accounts receivable and other credit risks associated with selling products and services to governmental entities and other large customers, create and maintain satisfactory distribution and operations relationships with automated fingerprint identification system ("AFIS") vendors, attract and retain key employees, secure timely and cost-effective availability of product components, meet increased competition, maintain adequate working capital and liquidity, including the availability of financing as may be required, and upgrade products and develop new technologies. For a more complete description of such factors, see "Risk Factors" under Item 7 of the Company's Form 10-K report for the year ended September 30, 2001 and Identix Incorporated's Form S-4/A filed on April 25, 2002.

                     VISIONICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    March 31,       September 30,
                                                                                      2002               2001
                                                                                  -------------     -------------
Current assets:
     Cash and cash equivalents                                                    $  28,383,510     $   9,716,772
     Restricted cash                                                                         --            80,915
     Accounts receivable, less allowance for doubtful accounts of $297,000
         and $266,000, respectively                                                   7,540,230         6,704,761
     Inventory (note 5)                                                               6,315,061         5,999,894
     Prepaid expenses and other costs                                                   742,057           452,847
                                                                                  -------------     -------------
         Total current assets                                                        42,980,858        22,955,189
                                                                                  -------------     -------------

Property and equipment                                                                5,684,732         4,775,102
     Less accumulated depreciation and amortization                                  (3,478,430)       (3,052,603)
                                                                                  -------------     -------------
                                                                                      2,206,302         1,722,499
                                                                                  -------------     -------------

Software development costs, net of accumulated amortization of $372,237
     and $294,338, respectively                                                         605,737           683,635

Other assets, net of accumulated amortization of $78,930 and $71,435,
     respectively                                                                        54,022            54,556
                                                                                  -------------     -------------
                                                                                  $  45,846,919     $  25,415,879
                                                                                  =============     =============

Current liabilities:
     Accounts payable                                                             $   1,480,568     $   1,690,642
     Deferred revenue (note 2)                                                        6,515,813         7,653,552
     Other accrued expenses (note 7)                                                  1,485,658         1,460,576
     Current installments of notes payable                                               10,360            16,857
     Current installments of capital lease obligations                                       --             2,406
                                                                                  -------------     -------------
         Total current liabilities                                                    9,492,399        10,824,033

     Deferred revenue, excluding current portion                                        939,353         1,101,614
     Notes payable, excluding current installments                                        7,913            12,258
     Capital lease obligations, excluding current installments                               --             1,134
                                                                                  -------------     -------------
         Total liabilities                                                           10,439,665        11,939,039
                                                                                  -------------     -------------
Stockholders' equity (note 9):
     Preferred stock, undesignated, par value $.01 per share, 5,000,000 shares
         authorized, none issued                                                             --                --
     Common stock, $.01 par value. Authorized, 40,000,000 shares; issued
         and outstanding 28,998,656 and 25,431,298 shares, respectively                 289,987           254,313
     Additional paid-in capital                                                      85,615,087        60,090,870
     Deferred compensation                                                              (76,500)         (126,250)
     Accumulated deficit                                                            (50,428,225)      (46,748,577)
     Accumulated other comprehensive income                                               6,905             6,484
                                                                                  -------------     -------------
         Total stockholders' equity                                                  35,407,254        13,476,840

                                                                                  -------------     -------------
                                                                                  $  45,846,919     $  25,415,879
                                                                                  =============     =============

          See accompanying notes to consolidated financial statements.

                     VISIONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended                 Six Months Ended
                                                                 March 31,                        March 31,
                                                           2002             2001             2002             2001
                                                       ------------     ------------     ------------     ------------
Revenue:
     Live scan identification systems                  $  5,008,981     $  3,309,575     $  9,186,616     $  8,112,061
     Live scan maintenance                                2,787,203        1,937,068        5,249,453        3,655,485
     FaceIt license and product                             834,316        1,421,153        1,355,385        1,802,486
     FaceIt services                                        665,614          375,873          983,601          672,374
                                                       ------------     ------------     ------------     ------------
         Total revenue                                    9,296,114        7,043,669       16,775,055       14,242,406
                                                       ------------     ------------     ------------     ------------

Cost of revenue:
     Live scan identification systems                     2,960,214        2,341,821        5,405,452        5,481,700
     Live scan maintenance                                1,736,649        1,394,117        3,444,584        2,746,163
     FaceIt license and product                             242,780          160,590          379,423          225,330
     FaceIt services                                        412,368          246,166          639,364          493,909
                                                       ------------     ------------     ------------     ------------
         Total cost of revenue                            5,352,011        4,142,694        9,868,823        8,947,102
                                                       ------------     ------------     ------------     ------------
     Gross margin                                         3,944,103        2,900,975        6,906,232        5,295,304
                                                       ------------     ------------     ------------     ------------

Selling, general and administrative expenses:
     Sales and marketing                                  1,997,872        1,060,225        3,403,150        2,196,923
     Engineering and development                          1,878,502        1,123,509        3,863,297        2,268,420
     General and administrative                           1,328,703          971,314        2,678,757        1,919,352
     Nonrecurring charges (note 2)                          915,469        1,262,293          915,469        1,968,304
                                                       ------------     ------------     ------------     ------------
         Total expenses                                   6,120,546        4,417,341       10,860,673        8,352,999
                                                       ------------     ------------     ------------     ------------

Loss from operations                                     (2,176,443)      (1,516,366)      (3,954,441)      (3,057,695)
Other income, net                                           131,032           30,778          292,766          102,719
                                                       ------------     ------------     ------------     ------------

Loss before income taxes                                 (2,045,411)      (1,485,588)      (3,661,675)      (2,954,976)
Provision for income taxes                                      800           95,650           17,973           95,650
                                                       ------------     ------------     ------------     ------------
Loss before accounting change                            (2,046,211)      (1,581,238)      (3,679,648)      (3,050,626)
Cumulative effect of change in accounting principle              --               --               --       (1,435,652)
                                                       ------------     ------------     ------------     ------------
Net loss                                               $ (2,046,211)    $ (1,581,238)    $ (3,679,648)    $ (4,486,278)
                                                       ============     ============     ============     ============

Loss per common share - basic and diluted
Loss before accounting change                          $      (0.07)    $      (0.07)    $      (0.13)    $      (0.13)
Cumulative effect of change in accounting principle              --               --               --            (0.06)
                                                       ------------     ------------     ------------     ------------
Net loss per common share                              $      (0.07)    $      (0.07)    $      (0.13)    $      (0.19)
                                                       ============     ============     ============     ============

Weighted average common shares outstanding -- basic
    and diluted                                          28,881,213       23,282,287       28,316,275       23,221,975
                                                       ============     ============     ============     ============

          See accompanying notes to consolidated financial statements.

                     VISIONICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                            March 31,
                                                                  -----------------------------
                                                                      2002             2001
                                                                  ------------     ------------
Cash flows from operating activities:
         Net loss                                                 $ (3,679,648)    $ (4,486,278)
         Adjustments to reconcile net loss to net cash used in
              operating activities:
                  Provision for doubtful accounts receivable            25,979           20,000
                  Stock-based compensation                             206,121          376,348
                  Depreciation and amortization                        426,542          445,964
                  Amortization of software development costs            77,898           77,896
                  Loss on disposal of fixed assets                       2,013               --

         Changes in operating assets and liabilities:
                  Restricted cash                                       80,915         (499,935)
                  Accounts receivable                                 (861,448)       3,000,905
                  Inventories                                         (315,167)      (1,969,823)
                  Prepaid expenses                                    (289,210)         (69,074)
                  Accounts payable                                    (210,074)         368,143
                  Deferred revenue                                  (1,300,000)       1,253,376
                  Accrued expenses                                     294,827         (440,927)
                                                                  ------------     ------------
         Net cash used in operating activities                      (5,541,252)      (1,923,405)
                                                                  ------------     ------------

Cash flows from investing activities:
         Purchase of property and equipment                           (904,861)        (408,282)
         Patents, trademarks, copyrights and licenses                   (6,962)         (12,249)
                                                                  ------------     ------------
         Net cash used in investing activities                        (911,823)        (420,531)
                                                                  ------------     ------------

Cash flows from financing activities:
         Principal payments on capital lease obligations                (3,540)            (964)
         Repayment of notes payable                                    (10,842)          (7,297)
         Net proceeds from private placement of common stock        18,907,398               --
         Exercise of stock options and warrants                      6,226,376          202,534
                                                                  ------------     ------------
         Net cash provided by financing activities                  25,119,392          194,273
                                                                  ------------     ------------

Effect of exchange rates on cash                                           421            4,847
                                                                  ------------     ------------

Increase (decrease) in cash and cash equivalents                    18,666,738       (2,144,816)

Cash and cash equivalents at beginning of period                     9,716,772        3,623,574
                                                                  ------------     ------------

Cash and cash equivalents at end of period                        $ 28,383,510     $  1,478,758
                                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                              VISIONICS CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


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

         A majority of the Company's revenues in the three- and six-month periods ended March 31, 2002 and 2001 were derived from product sales, maintenance, and applications development services to governmental customers. The Company's sales have historically included large purchases by a relatively small number of customers. This concentration of sales among few relatively large customers is expected to continue in the foreseeable future. Furthermore, the nature of government markets and procurement processes is expected to result in continued quarter-to-quarter fluctuations in the Company's revenues and earnings which are and will continue to be difficult to predict.

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

(b) PROPOSED MERGER

         On February 22, 2002, Visionics Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Identix Incorporated ("Identix") and Viper Acquisition Corp., a wholly owned subsidiary of Identix ("Merger Sub"), pursuant to which Merger Sub will merge with and into Visionics, and Visionics will survive as a wholly owned subsidiary of Identix (the "Merger"). The Merger is intended to be a tax-free reorganization for federal income tax purposes, and Visionics stockholders will receive 1.3436 shares of Identix common stock for each share of Visionics common stock they own. The Company expects the merger to be consummated before June 30, 2002.

                              VISIONICS CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


         Expenses of $915,469 for the three-month period ended March 31, 2002 were incurred pursuant to merger activities and are recorded as nonrecurring charges. If the merger is consummated, the Company will pay an investment banking fee of approximately $3.5 million in a combination of stock and cash.

(c) ACCOUNTING CHANGE

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

(d) EFFECT OF NEW ACCOUNTING STANDARDS

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

(3) SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

         The Company extends credit to substantially all of its customers. Approximately 73% of customer accounts receivable at March 31, 2002 were from government agencies, of which 13% was from one customer. Approximately 81% of

                              VISIONICS CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


customer accounts receivable at March 31, 2001 were from government agencies, of which 19% was from one customer. Revenue from one customer in the three-month period ended March 31, 2002 accounted for 11% of total revenue, and revenue from one customer in the three-month period ended March 31, 2001 accounted for 13% of total revenue. Foreign revenue for the three-month period ended March 31, 2002 was 4% of total revenue compared to 16% the same prior-year period.

         Revenue from two customers in the six-month period ended March 31, 2002 accounted for 30% of total revenue, and revenue from one customer in the same prior-year period accounted for 14% of total revenue. Foreign revenue for the six-month periods ended March 31, 2002 and 2001 were 4% and 9%, respectively, of total revenue.

(4) STATEMENT OF CASH FLOWS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments and certificates of deposit purchased with an original maturity date of three months or less to be cash equivalents.




           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
           CASH PAID FOR:

                                                         Six Months Ended
                                                             March 31,
                                                      2002              2001
                                                  -------------    -------------

             Interest                                $ 2,877          $ 2,761
             Income taxes                             17,973           95,650


(5) INVENTORY

         Inventory is valued at standard cost which approximates the lower of first-in, first-out (FIFO) cost or market. Inventory consists of the following:

                                                     March 31,     September 30,
                                                       2002             2001
                                                  -------------    -------------

             Components and subassemblies            $3,927,012       $3,595,310
             Work in process                            424,296          556,279
             Finished goods                             917,036          417,225
             Finished goods shipped to customers
                  awaiting installation               1,046,717        1,431,080
                                                  -------------    -------------
                                                     $6,315,061       $5,999,894
                                                  =============    =============

                              VISIONICS CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


(6) LINES OF CREDIT

         The Company has an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire on March 30, 2003. There were no borrowings under this line at March 31, 2002.

(7) OTHER ACCRUED EXPENSES

         Other accrued expenses consists of:

                                                 March 31,      September 30,
                                                   2002              2001
                                               -------------    -------------

             Accrued salaries, bonuses and
                 commissions                       $ 309,218        $ 523,286
             Accrued vacation                        532,012          411,809
             Accrued warranty costs                  131,644          135,332
             Other accrued expenses                  512,784          390,149
                                               -------------    -------------
                                                 $ 1,485,658      $ 1,460,576
                                               =============    =============

(8) PRIVATE PLACEMENT

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

                              VISIONICS CORPORATION
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


(10) NET INCOME (LOSS) PER COMMON SHARE

         The per share computations are based on the weighted average number of common shares outstanding during the periods.

                                                     Three Months Ended               Six Months Ended
                                                          March 31,                       March 31,
                                                ----------------------------    ----------------------------
                                                    2002            2001            2002            2001
                                                ------------    ------------    ------------    ------------
Shares outstanding at beginning of period         28,799,140      23,253,337      25,431,298      23,115,781

Shares issued under retirement plan                       --              --          18,696          73,923

Restricted stock awards, net of forfeitures           (2,242)             --          (2,242)             --

Exercise of options and warrants                     201,758          57,667       1,749,104         121,300

Shares issued for private placement                       --              --       1,801,800              --
                                                ------------    ------------    ------------    ------------
Shares outstanding at end of period               28,998,656      23,311,004      28,998,656      23,311,004
                                                ============    ============    ============    ============

Weighted average common shares outstanding -
     basic and diluted                            28,881,213      23,282,287      28,316,275      23,221,975
                                                ============    ============    ============    ============

Net loss                                        $ (2,046,211)   $ (1,581,238)   $ (3,679,648)   $ (4,486,278)
                                                ============    ============    ============    ============

Net loss per common share - basic and diluted   $      (0.07)   $      (0.07)   $      (0.13)   $      (0.19)
                                                ============    ============    ============    ============

         The following is a summary of those securities outstanding at March 31 for the respective periods, which have been excluded from the calculations because the effect on net loss per common share would not have been dilutive:

                                        March 31,
                            --------------------------------
                                 2002               2001
                            --------------------------------
Options                       2,630,078           3,792,043
Warrants                        547,772             585,017

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         As more fully described in the subsection "Risk Factors" under Item 7 of the Company's Form 10-K report for the year ended September 30, 2001, Form S-3 filed on October 30, 2001, and Identix Incorporated's Form S-4/A filed on April 25, 2002, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements regarding intent, belief or current expectations of the Company and its management and are made in reliance upon the "safe harbor" provisions of the Securities Litigation Reform Act of 1995. Stockholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.

         On February 22, 2002, Visionics Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Identix Incorporated ("Identix") and Viper Acquisition Corp., a wholly owned subsidiary of Identix ("Merger Sub"), pursuant to which Merger Sub will merge with and into Visionics, and Visionics will survive as a wholly owned subsidiary of Identix (the "Merger"). The Merger is intended to be a tax-free reorganization for federal income tax purposes, and Visionics stockholders will receive 1.3436 shares of Identix common stock for each share of Visionics common stock they own. The Company expects the merger to be consummated before June 30, 2002.

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

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2002

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

         IDENTIFICATION BASED INFORMATION SYSTEM ("IBIS") - IBIS is a patented wireless, real-time mobile identification system that combines expertise in biometric capture and connectivity. The system is capable of capturing photographs and forensic quality fingerprints for transmission to law enforcement and other legacy databases. IBIS is comprised of software tools, multi-media data storage and communications servers, and the systems integration and software development services that are required to implement identification management systems. A complete management reporting database and audit trail is included. The IBIS system has been successfully tested in Hennepin County, Minnesota and in the cities of Redlands and Ontario in California.

         BIOMETRIC NETWORK PLATFORM ("BNP") - The BNP is a development stage technology framework for building scalable biometric solutions. The BNP is made up of the following:

         Biometric Network Appliances ("BNAs") - BNAs are individual hardware components within the BNP platform. Each component is dedicated to performing a specific task such as capturing a facial image, creating a biometric template, and matching the images against a database. Each BNA within a network contains programming logic for connecting to each other or to standard security and information systems. Today the BNAs are enabled by the Company's FaceIt(R) technology; however, eventually we intend to support other biometrics including fingerprint.

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

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2002

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

The Company's critical accounting policies include the following:

REVENUE RECOGNITION

         SOFTWARE LICENSES - Revenue from software licenses is recognized when all of the following conditions have been satisfied: completion of a written license arrangement; delivery of the software with no significant post delivery obligations of the Company; the fee is fixed or determinable; and collection is probable. Revenue from sublicense arrangements with resellers is recognized upon shipment of the software, if the reseller is creditworthy, and if the terms of arrangement are such that the payment terms are not subject to price adjustment, are non-cancelable, and non-refundable. Revenue from consulting services is recognized as work is performed.

         EQUIPMENT - Revenue from product sales is usually recognized upon installation, although recognition may from time to time occur at a different time based on the terms of specific customer contracts.

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         SERVICES - Revenue for professional and systems integration services is recognized primarily using the percentage of completion method, or on a time-and-materials basis and, occasionally, using the completed contract method. Revenue from maintenance and repair contracts is recognized over the period of the agreement. Service revenue is recognized when the related service is performed.

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

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Total revenue increased 32% to $9,296,000 for the three months ended March 31, 2002 compared to $7,044,000 in the same prior-year period. Live scan identification systems revenue increased 51% to $5,009,000 compared to $3,310,000 in the same prior-year period. The increase is primarily due to an increase in the number of live scan system installations at domestic airports due to enhanced security measures being taken since September 11, 2001. These systems are primarily sold to government agencies. The nature of government markets and procurement processes result in unpredictable quarter-to-quarter fluctuations.

         Live scan maintenance revenue was $2,787,000 for the three months ended March 31, 2002 compared to $1,937,000 for the same prior-year period, an increase of 44%. This increase is due primarily to a larger installed base of live scan systems covered by maintenance agreements and, to a lesser extent, the timing of contract renewals.

         FaceIt license and product revenue decreased 41% to $834,000 for the three months ended March 31, 2002 compared to $1,421,000 for the same prior-year period. This decrease is primarily due to a prior-year period one-time license fee of $945,000, for the use of FaceIt software for voter registration in Mexico. The current-year three-month period includes $187,000 of revenue generated from its new biometric network platform products.

         FaceIt services revenue increased 77% to $666,000 for the three months ended March 31, 2002 compared to $376,000 for the same prior-year period. This increase is primarily due to custom development services provided to additional customers due to heightened interest in the Company's FaceIt software since September 11, 2001. FaceIt service revenue in the prior-year three-month period was primarily provided under one United States government contract.

         Revenue from one customer in the three-month period ended March 31, 2002 accounted for 11% of total revenue, and revenues from one customer in the same prior-year period accounted for 13% of total revenue. Foreign revenue for the three-month period ended March 31, 2002 was 4% of total revenue compared to 16% the same prior-year period which included the previously mentioned one-time license fee for Mexico.

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Overall gross margin for the three months ended March 31, 2002 and 2001 was 42% and 41%, respectively.

         Gross margin on live scan identification systems revenue was 41% for the three months ended March 31, 2002 compared to 29% in the same prior-year period. This increase is due primarily to favorable product mix and lower product and installation costs due to economies of scale.

         Live scan maintenance margin for the three months ended March 31, 2002 and 2001 was 38% and 28%, respectively. The increase in margin is due to the timing of contract renewals, improved product reliability, and maintenance staff supporting engineering and development efforts with applicable costs charged to operating expense.

         Gross margin on FaceIt license and product revenue decreased to 71% for the three-month period ended March 31, 2002 from 89% during the same prior-year period due primarily to lower gross margin on its new BNP products which includes hardware, and to a lesser extent, an increase in personnel-related costs for licensing administration.

         FaceIt services margin increased to 38% during the current-year three-month period from 34% during the same prior-year period. The increase in margin is due primarily to services provided to commercial customers that have higher billable rates than government contracts.

         Sales and marketing expense for the three-month period ended March 31, 2002 was $1,998,000 or 21% of total revenue compared to $1,060,000 or 15% of total revenue for the same prior-year period. The increase in sales and marketing expense is due primarily to an increase in personnel and demonstration activities for new product marketing.

         Engineering and development expense was $1,879,000 or 20% of total revenue for the three-month period ended March 31, 2002 compared to $1,124,000 or 16% of total revenue in the same prior-year period. The increase is due primarily to an increase in personnel and contractor expense for new product development for IBIS and the biometric network platform. In addition, there was a decrease in billable customer contracts for live scan custom software development. Engineering expenses for the three-month periods ended March 31, 2002 and 2001 are net of $38,000 and $14,000, respectively, of recoverable costs related to a federally funded demonstration project grant.

          General and administrative expense for the three-month periods ended March 31, 2002 was $1,329,000 or 14% of total revenue compared to $971,000 or 14% of total revenue in the same prior-year period. The increase in expense is due primarily to legal costs associated with licensing agreements, a $42,000 non-cash charge for the valuation of a stock option granted to a contractor and an increase in personnel related costs.

         Nonrecurring charges for the three-month period ended March 31, 2002 and 2001 of $915,000 and $1,262,000 consists primarily of professional service costs associated with merger activities. The current period costs relate to the merger is between Visionics Corporation and Identix Incorporated. The prior period costs relate to the merger between Digital Biometrics, Inc. and Visionics Technology Corporation.

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Other income, net increased to $131,000 for the three months ended March 31, 2002 from $31,000 for the same prior-year period due primarily to an increase in interest income from higher cash balances.

         The provision for income taxes is less than $1,000 for the current-year three-month period is due to state income taxes compared to $96,000 of foreign income taxes for prior-year three-month period.

         The Company generated a net loss for the three-month period ended March 31, 2002 of $2,046,000, or $0.07 per share loss, as compared to a loss of $1,581,000, or $0.07 per share loss, for the same prior-year period. The effect on the current-year period for the nonrecurring charges of $915,000 equates to a $0.03 per share loss. The effect on the prior-year period for the nonrecurring charges of $1,262,000 equates to a $0.05 per share loss.

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

         Total revenue increased 18% to $16,775,000 for the six months ended March 31, 2002 compared to $14,242,000 in the same prior-year period. Live scan identification systems revenue increased 13% to $9,187,000 compared to $8,112,000 in the same prior-year period. The increase is due primarily to an increase in the number of live scan system installations at domestic airports due to enhanced security measures being taken since September 11, 2001.

         Live scan maintenance revenue increased 44% to $5,249,000 for the six months ended March 31, 2002 compared to $3,655,000 for the same prior-year period. This increase is due primarily to a larger base of installed live scan systems covered by agreements.

         FaceIt license and product revenue decreased 25% to $1,355,000 for the six months ended March 31, 2002 compared to $1,802,000 for the same prior-year period. This decrease is primarily due to a one-time license fee in the prior-year period for use of FaceIt software for voter registration in Mexico, partially offset by revenue from the company's new biometric network platform products during the current-year.

         FaceIt services revenue increased 46% to $984,000 for the six months ended March 31, 2002 compared to $672,000 for the same prior-year period. This increase is primarily due to providing custom development services to additional customers due to heightened interest in the Company's FaceIt software since September 11, 2001. FaceIt service revenue in the prior-year six-month period was primarily provided under one United States government contract.

         Revenue from two customers in the six-month period ended March 31, 2002 accounted for 30% of total revenue, and revenues from one customer in the same prior-year period accounted for 14% of total revenue. Foreign revenue for the six-month period ended March 31, 2002 was 4% of total revenue compared to 9% the same prior-year period, which included the previously mentioned one-time license fee for Mexico.

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Overall gross margin for the six months ended March 31, 2002 and 2001 was 41% and 37%, respectively.

         Gross margin on live scan identification systems revenue was 41% for the six months ended March 31, 2002 compared to 32% in the same prior-year period. This increase is due primarily to favorable product mix and lower product and installation costs due to economies of scale.

         Live scan maintenance margin for the six months ended March 31, 2002 and 2001 was 34% and 25%, respectively. The increase in margin is due to an increase in the installed base, improved product reliability, and maintenance staff supporting engineering and development efforts with applicable costs charged to operating expense.

         Gross margin on FaceIt license and product revenue decreased to 72% for the six-month period ended March 31, 2002 from 87% during the same prior-year period due primarily to lower gross margin on its new BNP products which includes hardware, and to a lesser extent, an increase in personnel-related costs for licensing administration.

         FaceIt services margin increased to 35% during the current-year six-month period from 27% during the same prior-year period. The increase in margin is due primarily to increased services provided to commercial customers that include higher margin contracts than government contracts.

         Sales and marketing expense for the six-month period ended March 31, 2002 was $3,403,000 or 20% of total revenue compared to $2,197,000 or 15% for the same prior-year period. The increase in sales and marketing expense is due primarily to an increase in personnel and promotional activities for new product marketing.

         Engineering and development expense was $3,863,000 or 23% of total revenue for the six-month period ended March 31, 2002 compared to $2,268,000 or 16% of total revenue in the same prior-year period. The increase is due primarily to an increase in personnel and contractor expense for new product development for IBIS and the biometric network platform. In addition, there was a decrease in billable contracts for live scan custom software development. Engineering expenses for the six-month period ended March 31, 2002 and 2001 are net of $158,000 and $235,000, respectively, of recoverable costs related to a federally funded demonstration project grant.

         General and administrative expense for the six-month period ended March 31, 2002 was $2,679,000 or 16% of total revenue compared to $1,919,000 or 13% of total revenue in the same prior-year period. The increase in expense is due primarily to legal costs associated with licensing agreements, $127,000 non-cash charge for the valuation of stock options granted to a contractor and an increase in personnel-related costs.

         Nonrecurring charges for the six-month period ended March 31, 2002 and 2001 of $915,000 and $1,968,000 respectively, consisted primarily of professional service costs associated with merger activities. The current period costs relate to the merger is between Visionics Corporation and Identix Incorporated. The prior period costs relate to the merger between Digital Biometrics, Inc. and Visionics Technology Corporation.

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Other income, net increased to $293,000 for the six months ended March 31, 2002 from $103,000 for the same prior-year period due primarily to an increase in interest income from higher cash balances.

         The provision of income taxes of $18,000 for the current-year six-month period is due to state income tax extensions, compared to the prior-year of $96,000 related to foreign income taxes the license revenue applicable to a sale in Mexico.

         The Company generated a net loss for the six-month period ended March 31, 2002 of $3,680,000 or $0.13 per share loss, as compared to a net loss of $4,486,000 or $0.19 per share loss, for the same prior-year period. The cumulative effect of the change in accounting principle resulted in a $0.06 per share loss during the prior-year six-month period. The effect on the current-year six-month period for the nonrecurring charges of $915,000 equates to a $0.03 per share loss. The effect on the prior-year six-month period for the nonrecurring charges of $1,968,000 equates to a $0.08 per share loss.

INFLATION

         The Company does not believe inflation has significantly affected revenues or expenses.

NET OPERATING LOSS CARRYFORWARDS

         At March 31, 2001, the Company had carryforwards of net operating losses of approximately $56,300,000 that may allow the Company to reduce future income taxes that would otherwise be payable. The carryforwards are subject to the limitation provisions of Internal Revenue Code sections 382 and 383. These sections provide limitations on the availability of net operating losses and credits to offset current taxable income and related income taxes when an ownership change has occurred. Any future ownership change could create a limitation with respect to loss carryforwards not currently subject to an annual limitation. Approximately $14,307,000 of the $56,300,000 net operating loss carryforwards relates to compensation associated with the exercise of non-qualified stock options which, when realized, would result in approximately $5,723,000 credited to additional paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         The Company established an inventory and receivables financing line of credit for the lesser of eligible inventory and receivables or $2,000,000 with Associated Bank Minnesota. Borrowings under this line of credit are secured by all the assets of the Company. The line bears interest at a rate of 0.5% (one half percent) above the prime rate. The line will expire on March 30, 2003. There were no borrowings under this line at March 31, 2002.

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         At March 31, 2002, the Company had $28,384,000 in cash and cash equivalents. On October 11, 2001, the Company closed on a private placement offering of common stock and warrants. A total of 1,801,800 shares were sold to accredited investors at a price of $11.10 each. Net proceeds to the Company approximated $19 million. Historically, the Company has been reliant on the availability of outside capital to sustain its operations. Management believes that cash, cash equivalents, and other working capital provided from operations, together with available financing sources, are sufficient to meet current and foreseeable operating requirements of the Company's business as it has existed historically.

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

ANALYSIS OF CASH FLOWS FROM OPERATIONS

         Net cash used in operating activities was $5,541,000 for the six months ended March 31, 2002 compared to $1,923,000 in the same prior-year period. The decrease in cash flow from operating activities resulted primarily from a decrease in deferred revenue due to changes in timing of customer pre-payments for maintenance service contracts and a higher accounts payable due to the increase in operating expenses, partially offset by a smaller increase in inventory. The prior-year period benefited from more accounts receivable collections.

         Net cash used in investing activities increased to $912,000 for the six months ended March 31, 2002 from $421,000 the same prior-year period due primarily to an increase in the purchase of equipment to support new product development, computer equipment, and leasehold improvements.

         Net cash provided by financing activities was $25,119,000 for the six-month period ended March 31, 2002 compared to $194,000 during the same prior-year period. Cash from financing activities during the current-year period was provided primarily from a private placement of common stock that closed on October 11, 2001, and to a lesser extent, stock option and warrant exercises.



Contractual Obligations and Commercial Commitments

The following information is presented as of March 31, 2002.

(Dollars in thousands)                Due in Fiscal
                                      -------------

Obligation         2002    2003    2004    2005    2006   After 2006    Total
----------         ----    ----    ----    ----    ----   ----------    -----

Operating leases   $639   $1,182  $1,129  $1,100  $1,037    $1,223     $6,310

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2002


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to foreign currency exposure, primarily with the British Pound and the Euro. At March 31, 2002 the Company's exposure to foreign currency fluctuations is not significant and primarily related to the Company's translation adjustment to convert its United Kingdom subsidiary into U.S. dollars.

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

         (a)      Not applicable.
         (b)      Not applicable.
         (c)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  (a) EXHIBITS

                  None

         (b) REPORTS ON FORM 8-K

                           On March 7, 2002 the Company filed a report on Form
                  8-K announcing that on February 22, 2002, the registrant entered into an Agreement and Plan of Merger (the "Merger Agreement") with Identix Incorporated ("Identix") and Viper Acquisition Corp., a wholly owned subsidiary of Identix ("Merger Sub"), pursuant to which Merger Sub will merge with and into Visionics, and Visionics will survive as a wholly owned subsidiary of Identix (the "Merger"). The Merger is intended to be a tax-free reorganization for federal income tax purposes, and Visionics stockholders will receive 1.3436 shares of Identix common stock for each share of Visionics common stock they own.

                              VISIONICS CORPORATION
                        THREE MONTHS ENDED MARCH 31, 2002


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        VISIONICS CORPORATION
                                        ---------------------
                                             (Registrant)




May 14, 2002                            /s/ Robert F. Gallagher
                                        -----------------------------------
                                        Robert F. Gallagher
                                        Chief Financial Officer